Form 10-Q
period 1995-03-31
NEW PARAHO CORP
filed 1995-05-12
CIK 216810

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended March 31, 1995

                                 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act oft 1934
For the transition period from _____________ to ______________

Commission File Number:  0-8536

                     THE NEW PARAHO CORPORATION
       (Exact name of registrant as specified in its charter)

       Colorado                                84-1034362
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification Number)

 5387 Manhattan Circle, #104, Boulder, CO         80303-4219
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: (303) 543-8900

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                    (x) Yes     ( ) No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

50,772,982 shares of $.01 par value common stock as of March 31, 1995.


                            1 of 9 pages

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

   ASSETS                               March 31,          June 30,
                                          1995               1994
                                       (Unaudited)
   Current Assets:
        Cash                             $ 282,785       $    6,561
        Accounts Receivable                  1,701           24,529
        Note Receivable (Note 2)           385,390          385,390
        Interest Receivable                 16,383           17,809
        Prepaid Expenses and other          10,015           17,039
        Short Term Investments              20,000           20,000
        Inventory                          195,393          331,670
        Total Current Assets               911,667          802,998

   Supplies                                 12,044           12,044

   Plant, Furniture and Equipment,
        at cost (net of accumulated
        depreciation)                      142,679          174,061

   Mineral Properties                       40,525           40,525

   Patent, at cost (net of
        accumulated amortization)           24,876           26,399

   Note Receivable (Note 2)              3,468,510        3,853,900

   Other Assets                             27,000           27,000

   Deposits                                    725              725

        Total Assets                    $4,628,026       $4,937,652








                  -Continued on the following page-



               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-




LIABILITIES AND SHAREHOLDERS' EQUITY          March 31,        June 30,
                                                1995             1995
                                            (Unaudited)
Current Liabilities:
     Accounts Payable                       $    78,894       $ 147,009
     Accrued Liabilities                         26,487          27,266
     Total Current Liabilities                  105,381         174,275

Long Term Liabilities:
     Note Payable (Note 3)                    6,641,321       6,070,155


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,00,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                               509,804         509,804
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                         (358,167)       (358,167)
     Retained earnings                       (2,257,868)     (1,445,970)
                                             (2,106,231)     (1,294,333)
     Less 207,418 shares of common stock
       held in treasury at cost                 (12,445)        (12,445)

       Total Shareholders' Equity            (2,118,676)     (1,306,778)

                                             $4,628,026      $4,937,652








               The accompanying notes are an integral part of these consolidated financial statements.

                   THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                        Nine Months  Nine Months  Three Months  Three Months
                           Ended        Ended        Ended         Ended
                         March 31,    March 31,     March 31,     March 31,
                           1995         1994          1995         1994

REVENUES:
     Asphalt Sales       $  285,859    $  48,474     $      -    $   11,499
     Interest Income        156,493      167,975        51,498       53,437
     Other                    3,434       (1,910)        1,478          719
TOTAL REVENUES              445,786      214,539        52,976       65,655


COSTS AND EXPENSES:
     Asphalt Research       608,600      986,921        66,972      234,955
     General & Admin.       229,354      267,067       108,125       84,152
     Interest Expense       419,730      278,054       146,690       97,888
TOTAL COSTS & EXPENSES    1,257,684    1,532,042       321,787      416,995

NET LOSS                  ($811,898) ($1,317,503)    ($268,811)   ($351,340)


LOSS PER SHARE               ($0.02)      ($0.03)       ($0.01)      ($0.01)


Weighted average
shares outstanding       50,772,982   50,772,982    50,772,982   50,772,982













                   The accompanying notes are an integral part of these consolidated financial statements.

                   THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months     Nine Months
                                                  Ended           Ended
                                                March 31,       March 31,
                                                  1995            1994

Cash flows from operating activities:
  Net Loss                                      ($  811,898)   ($1,317,503)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    32,905         15,956
    Change in operating assets and liabilities:
      Change in receivables                          24,254         21,370
      Change in inventory                           136,277              -
      Change in prepaid expenses and other assets     7,024         11,123
      Change in accounts payable                    (68,115)       (28,215)
      Change in accrued liabilities                    (779)        11,373
      Change in accrued interest and discount
        payable to income certificate holders             -          4,096
        Net cash used by operating activities      (680,332)    (1,281,800)

Cash flows from investing activities:
  Asset acquisition                                       -        (66,835)
        Net cash used by investing activities             0        (66,835)

Cash flows from financing activities:
  Borrowings under line of credit agreement         571,166      1,054,958
  Payments to income certificate holders                  -        (91,248)
  Principal payment received                        385,390        385,390
        Net cash provided by financing activities   956,556      1,349,100

Net increase (decrease) in cash                     276,224            465

Cash at beginning of year                             6,561         28,686

Cash at end of quarter                            $ 282,785      $  29,151








                   The accompanying notes are an integral part of these consolidated financial statements.

        THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES


NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the periods presented. The results of operations for the nine month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in the Company's June 30, 1994 audited report in Form 10-K, filed with the Securities and Exchange Commission.


NOTE 2 - SALE OF PROPERTY AND MINERAL RIGHTS

     On December 17, 1987 Tosco Corporation's wholly owned subsidiary, The Oil Shale Company, exercised its option, granted in 1963 by the Company's parent, to acquire from the Company its 50% ownership interest in certain property and mineral rights for $6,355,850. The Company received $575,000 cash and a note
receivable in the amount of $5,780,850 on closing.   The note is
receivable in fifteen equal annual installments of $385,390, commencing December 17, 1990. The principal balance bears interest receivable quarterly at 5%.


NOTE 3 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and amended to reflect a maturity date of July 1, 1996. As of March 31, 1995, the Company had borrowed $5,497,119 and owes an additional $1,144,202 in interest on this note. The terms of the note include interest at 2 percentage points above prime and provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.


LIQUIDITY AND CAPITAL RESOURCES

     The Company realized an increase in working capital of $177,563 during the nine months ended March 31, 1995. Funds were primarily provided by interest and principal payments received from The Oil Shale Company on the note described above, and from sales of the shale oil derived asphalt paving materials (referred to as SOMAT).
     On August 29, 1989, the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note as increased to a total of $5,500,000 on May 1, 1994. As of March 31, 1995, the Company had borrowed $5,497,119 and owed an additional $1,144,202 of interest on this note from the Trust, to cover the cost of operating expenses and asphalt research and development. Future borrowings under the note are at the discretion of the Trust.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $837,954 in the nine months ended March 31, 1995. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing production of the shale oil modifier at the Rifle plant.
     Possible future sources of cash include payments on the note receivable from The Oil Shale Company, and from sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services or from the use of the Company's pilot plant facility. Management cannot presently predict whether these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended March 31, 1995

     Revenues of $52,976 for the quarter ended March 31, 1995, consisting primarily of interest on the promissory note from The Oil Shale Company were slightly less than the $65,655 for the quarter ended March 31, 1994, reflecting the lack of asphalt sales during the current quarter.
     Expenses of $321,787 for the quarter ended March 31, 1995 were less than the $416,995 for the same quarter in the previous year, because the Company had discontinued its production and concentration on sales of the product.

PART II:  OTHER INFORMATION

     Item 1.   Legal Proceedings.

               None.

     Item 2.   Changes in Securities.

               None.

     Item 3.   Defaults Upon Senior Securities.

               None.

     Item 4.   Submission of Matters to a Vote of Security
               Holders.

               None.

     Item 5.   Other Information.

               None.

     Item 6.   Exhibits and Reports on Form 8-K.

         (a) Exhibits

            27.  Financial Data Schedule


         (b) Reports on Form 8-K

             None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


5/10/95                            /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


5/10/95                            /s/Anne Morgan Smith
Date                               Anne Morgan Smith, Controller