Form 10-K
period 1995-06-30
NEW PARAHO CORP
filed 1995-09-29
CIK 216810

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                     ______________________

                            FORM 10-K
                          ANNUAL REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     (X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 1995 or

     ( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-8536

                      _____________________

                   THE NEW PARAHO CORPORATION
     (Exact name of registrant as specified in its charter)

     Colorado                                84-1034362
   (State or other Jurisdiction          (I.R.S. Employer
of incorporation or organization)       Identification Number)

       5387 Manhattan Circle, Suite 104, Boulder, CO 80303
            (Address of principal executive offices)

Registrant's telephone number, including area code (303) 543-8900

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock $.01 Par Value
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K s.229.405 of this chapter is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                        _X__

Aggregate market value of the voting stock held by nonaffiliates of the registrant (9,988,662 shares) based upon the most recent average bid and asked prices of such stock which are as of August
31, 1995.
                            $1,498,299



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No  ___

Number of shares outstanding of each of the registrant's classes of common stock, as of September 28, 1995.
                 50,772,982 shares of registrant's
                   common stock, $0.01 par value

Registrant's definitive proxy statement filed pursuant to Regulation 14A, for the annual meeting to be held in December, 1995 is incorporated into Part III by reference.

                            PART I

Item 1.   BUSINESS
               Introduction - The New Paraho Corporation and its subsidiaries (the "Company" or "New Paraho") hold patents and proprietary rights applicable to the retorting of oil from shale by use of an aboveground, vertical shaft retort. The Company also has rights to use certain intellectual properties to test and to commercially develop the use of shale oil in the production of asphalt. In addition, the Company owns interests in oil shale lands and holds a note receivable from the sale of certain property and mineral rights.
               History - On July 23, 1986 Paraho Development Corporation merged with New Paraho, which was a wholly-owned subsidiary of Energy Resources Technology Land, Inc. ("ERTL"), pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code. Following the merger, shareholders of Paraho Development Corporation received 5% of the outstanding common stock of New Paraho. Former creditors of Paraho Development Corporation received 15% of the common stock of New Paraho and income certificates (the "Income Certificates") representing rights in oil shale mineral properties located in Rio Blanco County, Colorado which were previously owned by ERTL (all of ERTL's interest in such properties before it transferred 50% of such interest to the Company is hereinafter defined as the "Rio Blanco Properties"). After the merger, ERTL owned 80% of the outstanding common stock of New Paraho.
     New Paraho was incorporated in December 1985 as a wholly-owned subsidiary of ERTL. ERTL capitalized New Paraho with $1,000 and contributed 50% of its interest in the Rio Blanco Properties. ERTL accounted for the acquisition of Paraho Development Corporation as a purchase.
     Based upon the current control by ERTL of New Paraho, the Company is included for Federal income tax purposes as part of the ERTL consolidated group of corporations and the results of its operations are reported in the consolidated Federal income tax returns filed by ERTL from the date of the confirmation of reorganization, July 23, 1986, forward. Accordingly, and as long as such controlling interest is maintained, losses and/or tax credits, if any, for Federal income tax purposes generated by New Paraho may be applied against the income and/or income tax for Federal income tax purposes of members of the ERTL group.
     The group has established a tax allocation policy which requires the Federal income tax liability to be computed on a separate return basis. Any losses or other credits directly attributable to the Company which result in a reduction of the consolidated tax liability will be reimbursed by the parent. Likewise, the Company will be charged for its share of the consolidated tax liability.
               Asphalt Feasibility Program - The activities of the Company are devoted to developing, testing and test marketing shale oil-derived asphalt paving materials. There is no established market for these materials, and they are not produced in commercial quantities, although the Company has sold small quantities of these materials to customers on an isolated basis. The Company's current activities and sales are not sufficient to sustain the Company on an ongoing basis without either substantial additional outside funding or the financing and development of a commercial plant. The Company's recent activities have been designed to establish the feasibility of constructing and operating such a plant. Even if the feasibility of such a plant can be established, a number of events or circumstances could prevent the Company from establishing commercial production of shale oil-derived asphalt paving materials. These include changes in technology, changes in government regulations, and the inability to obtain financing for a commercial facility.
          In June 1987, the Company began a commercial
feasibility program in order to evaluate the economic viability of producing and marketing commercial quantities of shale oil-derived asphalt paving materials. ERTL has acquired certain rights in patents, patent applications and other intellectual properties from Western Research Institute ("WRI") regarding the use of shale oil-derived asphalt material (the "WRI Technology"). ERTL has granted the Company the right to use the WRI Technology for the Asphalt Feasibility Program. Researchers at WRI discovered that certain species present in shale oil significantly reduce moisture damage and potentially reduce binder embrittlement when added to asphalt. This is particularly true for shale oil produced by direct-heated retorting process such as the oil shale retorting technology owned by the Company (the "Paraho Process"). Accordingly, a significant and cost effective extension to the durability and life of asphalt paving materials could be realized if the WRI Technology were combined with the use of shale oil produced by the Paraho Process. On the basis of the initial WRI laboratory tests and the Company's field tests performed to date, it appears that shale oil-based asphalt paving material will last significantly longer than conventional asphalt.
     Paraho has revised its original economic estimates, and has developed a staged development option in anticipation that initial investors would elect to finance a smaller production
facility due to capital and/or market considerations.   Under
this scenario, and based on initial estimates by Paraho, a plant sized to retort 850 tons per day of oil shale and to then further process the crude shale oil into asphalt modifiers using the proprietary SOMAT (Shale Oil Modified Asphalt Technology) process developed by the Company, represents the minimum production capacity required to achieve a satisfactory return on equity. The Company believes that the assumptions it employed in making these estimates are reasonable. There can be no assurance, however, that the assumptions will prove to be true or that the Asphalt Feasibility Program will be successful.
     To establish the commercial economics of producing shale oil-derived asphalt, the Company initiated the Asphalt Feasibility Program which includes the construction and evaluation of field test strips and a more thorough evaluation of the economic viability of producing and marketing commercial quantities of shale oil-derived asphalt paving materials.
     Working in cooperation with state, county and municipal highway officials in Colorado, Utah, Wyoming, Texas, and Michigan a total of twelve test strips were constructed during the 1989 to 1991 time frame.
     During fiscal year 1991, Marathon Oil Company ("Marathon") began evaluating Paraho's plans for the construction and operation of a facility to commercially produce SOMAT. Marathon continues to fund the expanded field evaluation program designed to assess the technical performance characteristics of SOMAT over a broader range of climatic and road use conditions. This expanded program has resulted in the construction of three of the aforementioned test strips, two of which are located in Texas, and one in Michigan.
     Seven of the twelve test strips, including the three funded by Marathon, were selected for a five year technical monitoring program which is designed to provide detailed data on the performance characteristics of the SOMAT and control asphalts used in the construction of each of the test strips. The seven test strips were selected primarily on the basis of geographical, or climatic, diversity.
     The results from the five annual evaluations of four of these seven test strips, and the first three annual evaluations of the additional three have been obtained. Results from the fifth and third annual evaluations, respectively, continue to show that with respect to stripping, aging and rejuvenation of recycled asphalt, SOMAT demonstrated superior performance compared to conventional and polymer modified asphalts. In terms of rutting, thermal cracking, and fatigue cracking, SOMAT appeared superior compared to conventional asphalts and comparable to polymer modified asphalts. In addition, SOMAT enjoys a distinct advantage over polymer modified asphalts and is comparable to conventional asphalts with regard to materials and construction handling characteristics.
     In January, 1993, Paraho initiated the test market phase of the Asphalt Feasibility Program. This phase was intended to determine the actual marketability of the product in the paving industry. The first sale of the material in the open marketplace occurred in June 1993, with four more projects completed during the remainder of 1993. In addition, paving projects utilizing SOMAT in the states of Colorado, Wyoming and, California were completed in the late summer of 1994. These projects utilized a total of approximately 1,400 barrels of shale oil modifier, which comprises approximately half of the shale oil modifier produced during fiscal year 1994. The Company plans to market the remaining modifier for paving projects in the summer of 1996, and terminate the test market phase, with no further plans to produce additional material.
     The Company expended approximately $324,000 in 1992, $1,068,000 in 1993, $880,000 in 1994, and $743,000 in 1995 on
direct research and development of this shale oil-derived asphalt product. The Company does not have funding for any additional research and development or commercial production efforts. Although the Company is seeking additional financing to fund these efforts, it currently appears unlikely that the Company will succeed in doing so.
     Based on the results of the test strip evaluations, the Asphalt Feasibility Program has determined that this product is technically feasible. Since 1989, the Company has been attempting to finance, design, and construct a retorting and SOMAT production facility suitable for asphalt operations. This has included efforts to seek funding to construct and operate a commercial-scale production facility with an initial capacity of 275 BPSD of shale oil (Phase I) and subsequent expansion by an additional 275 BPSD (Phase II). A preliminary estimate for the construction of Phase I of the project, modernization and expansion of the mine, pilot and start-up operating losses, working capital and financing costs is $42.5 million. The estimated cost for Phase II is $15.8 million, with expected positive cash flow from operations reducing costs by $4.1 million in the fourth year of the project. Total estimated net costs for Phase I and II are $54.2 million. Although the Company has been aggressively seeking financial commitments for the construction of a commercial retorting facility since 1989, to date the Company has not received any commitments or serious indications of interest from any potential financial partner. Although the Company is continuing to seek financial commitments, it appears unlikely it will succeed in doing so.
               Asphalt Feasibility Program Financing - On June 1, 1995, the Tell Ertl Family Trust (the "Trust") approved an extension of the due date of the Company's line of credit to July 1, 1996 in order to continue to finance the test market program. Under the terms of the note securing this line of credit, the Trust, through its trustees, reserves the right to approve the Company's activities and budgets during the term of the note. Although the Company believes the existing sources of financing will be sufficient to continue the Asphalt Feasibility Program through June 30, 1996, there is no assurance that the Company will have the funding to continue the program beyond that date.
     When the note becomes due on such date, the Company will have to either extend the term of the note or find other financing to pay off the note and continue operations. There can be no assurance that an extension will be granted or that other financing could be found. If the Trust does not extend the maturity of its note due July 1, 1996 and the Company cannot obtain other financing, the Company will be required to sell assets to repay the note, and may be required to terminate all activities and liquidate.
     The Company also has funds available resulting from the exercise by Tosco Corporation's wholly-owned subsidiary, The Oil Shale Corporation, of its option to purchase the Rio Blanco Properties (the "Purchase Option"). The total purchase price was $12,711,700, of which the Company received half. On closing, the Company received $575,000 and a 50% interest in a note receivable in the amount of $11,561,700, payable in fifteen equal annual installments of $770,780 commencing December 17, 1990 with interest at 5% payable quarterly.
               Paraho Technology - The Company, directly and through its subsidiaries, owns the Paraho Process which consists of patents and proprietary rights applicable to the retorting of oil from shale by use of an above ground, vertical shaft retort. In connection with the Asphalt Feasibility Program, the Company has continued its research and development activities on the Paraho Process. The Company has already successfully demonstrated the Paraho Process on a semi-works scale. Paraho Development Corporation, predecessor to the Company, produced approximately 110,000 barrels of shale oil. Of these, approximately 98,000 barrels were refined into gasoline, jet fuel, heavy fuel oil and other products. These products were tested by several government agencies and private companies under the direction of the U.S. Navy, and met specifications set by the U.S. Navy. There can be no assurance, however, that any commercial oil shale facility will be constructed or that, if such a facility is constructed, it will use the Paraho Process.
     The Company will not be able to generate revenues from the Paraho Process unless it succeeds in financing the construction of a commercial facility, or is able to license the technology to third parties for construction of such a facility. Due to the Company's inability to obtain financing to date, and the lack of any interest by third parties in licensing the technology, the Company does not expect it will realize any revenues from the Paraho Process in the foreseeable future.
Even if it succeeds in financing a facility or licensing the technology to third parties, due to the lengthy lead time necessary to engineer and construct a commercial oil shale facility, as well as the constraints imposed by governmental regulations, at best, it will be a number of years before any royalties may be earned by New Paraho under any licenses it may grant for the use of the Paraho Process.
     The Paraho Process includes an entire system for the processing of oil shale, including mining, crushing, retorting and disposing of the shale. Protection of the Paraho Process is based upon several patents covering equipment, process conditions and methods of operating a retort, many of which have expired. The Company expended resources in prior years to apply for new patents as a result of the Department of Energy sponsored PON Commercial design project initiated by Paraho Development Corporation. As a result of these efforts, on August 14, 1990, the U.S. Patent Office issued this patent as #4,948,468. Management believes that the interrelation of the remaining patents, in addition to this new patent should provide adequate protection of the Paraho Process through the year 2007.
     Along with the patent protection, New Paraho has developed proprietary know-how and technical data and experience regarding the design, construction and operation of retorts and related facilities. Such technology and know-how are protected by confidentiality and patent assignment agreements. The agreements generally require the maintenance of the confidentiality of all Paraho Process technology and trade secrets and require assignment to the Company of all patents relating to its business or products. New Paraho also has rights received from ERTL to use the WRI Technology for the Asphalt Feasibility Program.
               SOMAT Technology - While proceeding with the Asphalt Feasibility Program, the Company developed the SOMAT (Shale Oil Modified Asphalt Technology) process to further process crude shale oil into shale oil asphalt modifiers. This process is proprietary information and the Company seeks to protect it under patent and trade secrets law.
               Governmental Regulation - Environment  -
Federal, state and local laws and regulations have a substantial impact on the development of an oil shale industry. Environmental concerns include air quality, water usage and pollution, dust problems, spent shale disposal and land reclamation. Numerous governmental permits are required in connection with the construction and operation of one or more commercial-size retorts and related facilities (including the mine from which oil shale is extracted). Mining of the oil shale, which is accomplished using conventional room and pillar or surface mining methods, presents the usual difficulties associated with mining methods, including safety considerations. The Company believes that it and its subsidiaries have received all permits necessary for them to mine oil shale and to process it at the Pilot Plant Lease site in support of the Asphalt Feasibility Program.
               Employees - The Company currently has four paid employees. The Company has no plans to add employees, and will be required to lay off some or all employees in the future unless financing for a commercial facility is obtained.
               Competition - New Paraho is only one of many companies that has attempted to develop a workable, economical process for recovering oil from shale. The adverse conditions which now exist for the commercial development of oil shale, when coupled with the absence of federal government incentives, have caused many of these companies to abandon or to defer further research and development of their competing technologies as well as development of their oil shale mineral resource holdings. Nonetheless, many of the Company's future competitors may have far greater resources than the Company. If any one of these companies is successful, its success may significantly reduce the value of the Paraho Process. Further, it is possible that new technologies, which could require lower capital costs or present other advantages, could reduce the value of the Paraho Process. New Paraho is unable, at this time, to assess accurately the status of the development or economics of competing processes, and no assurance can be given that the Paraho Process will be able to compete effectively with other processes.
     At present, management believes that the Company is the only producer of a shale oil-derived asphalt material for testing purposes. The Company's exclusive right to use the WRI Technology provides protection against competitors using that technology to produce the material without first obtaining a license from New Paraho. In addition, the Company believes that shale oil produced by the Paraho Process used in connection with the SOMAT Process produces a higher quality and a higher yield of asphalt modifier than shale oil produced by other processes.
     With respect to competing asphalt modifiers, a Federal program focused on the development of improved asphalt testing systems and on the development of improved asphalt binders, has led to a greater demand for improved asphalt quality. Among the products used to improve the asphalt binder, lime, liquid anti-strip additives, and polymer modified asphalts are the most popular and widely used. Based on the results of the laboratory and actual road tests to date, Paraho believes that SOMAT will be able to compete effectively with these products. In the case of lime and liquid anti-strips, SOMAT's competitive advantage will come through a technically superior product that is priced comparable to the best performing anti-strip products, and in the case of the polymer modified products, SOMAT's advantage will come through comparable, if not superior, technical performance at a lower price. However, there is no assurance that competitors will not develop products with performance characteristics superior to SOMAT.

Item 2.  PROPERTIES
               Rio Blanco Properties - On December 17, 1987, The Oil Shale Corporation, a wholly-owned subsidiary of Tosco Corporation exercised the Purchase Option on the Rio Blanco Properties. Details of the transaction are as described in the discussion of the Asphalt Feasibility Program.
               Pilot Plant Lease - On October 15, 1982, Paraho Development leased 200 acres of private land near Rifle, Colorado from an individual for an initial term of ten years with provisions for extensions. The leased land provides a location for the Company to operate its pilot oil shale retort facility, and management considers the land to be adequate space to enable New Paraho to carry out research operations. As renegotiated on October 8, 1992, the lease calls for an annual minimum rent of $6,000 and an operational rate of $28,296 per year. The new lease expires in October, 2002. The rent for the land at the operational rate for the twelve months ended June 30, 1995 will be prorated on a daily basis.
               Utah Oil Shale Lands - New Paraho has acquired rights to approximately 10,432 acres of oil shale lands in Uintah County, Utah. Of the total, New Paraho owns an undivided 80% interest in 160 acres in fee. The remaining 10,272 acres are controlled by New Paraho under State of Utah Leases for oil shale or under agreements with third parties.

Item 3.  LEGAL PROCEEDINGS
          None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not Applicable.

                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCK HOLDER MATTERS
     The Company's common stock is traded over-the-counter. The reported high and low bid prices for each quarterly period since
July 1, 1993 are as follows:

           FROM THE NATIONAL DAILY QUOTATION SERVICE

                                    Bid Prices           Asked Prices
                                   High     Low          High     Low
      1993
      July 1 through
      September 30                 .25      .06          .56      .13

      October 1 through
      December 31                  .25      .03          .50      .25

      1994
      January 1 through
      March 31                     .06      .03          .31      .25

      April 1 through
      June 30                      .06      .03          .31      .19

      July 1 through
      September 30                 .06      .03          .28      .19

      October 3 through
      December 30                  .06      .02          .28      .13

      1995
      January 3 through
      March 31                     .06      .02          .28      .12

      April 3 through
      June 30                      .03      .02          .28      .12



     The high and low prices specified above represent prices between broker-dealers. They do not include retail mark-ups and mark-downs or any commissions to the broker-dealer and may not reflect prices in actual transactions.
     As of July 14, 1992, the Company's stock was deleted from the NASDAQ Small-Cap Market, because the Company failed to meet the new bid price requirement. The stock has been only thinly and sporadically traded, and is now listed on an electronic bulletin board system.
     As of September 1, 1995, the approximate number of shareholders of record of The New Paraho common stock was 1,100.
     New Paraho has never paid dividends on its common stock and there is no prospect that dividends will be paid in the foreseeable future. The Company intends to follow its policy of retaining any earnings to provide funds to offset current obligations, for additional research and development and for expansion.



Item 6.    SELECTED FINANCIAL DATA




Statement of
Operations      Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
Data              6/30/91      6/30/92      6/30/93      6/30/94      6/30/95
_____________________________________________________________________________
Revenues       $  516,234   $  287,196   $  282,028   $  291,710  $  495,319

Net Income(Loss) (500,095)    (567,879)  (1,352,930)  (1,297,216)  (1,068,172)

Net Income(Loss)
   per Share         (.01)        (.01)        (.03)        (.03)       (.02)

Cash Dividend per
   Common Share        --           --           --           --          --



Balance Sheet      As of        As of        As of        As of        As of
Data              6/30/91      6/30/92      6/30/93      6/30/94      6/30/95
______________________________________________________________________________
Total Assets    $5,582,453   $5,250,183   $4,930,698   $4,937,652  $4,469,950

Long Term Debt   3,519,155    3,716,874    4,653,181    6,070,155   6,792,078



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Liquidity  -  Due to the inability to obtain
financing for a commercial project, the exhaustion of the Company's existing financial resources, and the fact that the Company's line of credit will mature on July 1, 1996, the Company expects that it will not have the funds to continue operations, and may be required to sell assets or liquidate to meet its obligations.
     The Company realized an increase in working capital of $84,825 in the fiscal year ended June 30, 1995. Funds were primarily obtained from sales of asphalt paving material, borrowing on the promissory note to the Tell Ertl Family Trust, and from interest and principal payments on the promissory note from The Oil Shale Corporation. Funds were used primarily for operating expenses, and research and development related to the Asphalt Feasibility Program.
     On May 1, 1994, the Company was granted an increase in its line of credit to $5,500,000 by the Trust. Borrowings under this note are at the discretion of the trustees of the Trust.
The note is due on July 1, 1996.   The Company had borrowed
$5,497,119 and owes an additional $1,294,959 in accrued interest on this note as of June 30, 1995. The Company does not expect to be able to pay the note when it becomes due.
     The Trust has notified the Company that it does not intend to increase the line of credit, and it is uncertain whether the Trust will agree to extend the maturity date. Accordingly, the Company will not have any funds to continue operations unless it succeeds in obtaining additional financing. Since 1989, the Company has been seeking to obtain financial commitments to design, construct, and operate a commercial facility to produce asphalt. To date, the Company has not received significant indications of interest, and it currently appears unlikely that it will succeed in obtaining such financial commitments.
     Possible future sources of cash include sales of oil shale-derived asphalt paving materials and payments on The Oil Shale Corporation's Promissory Note. Additional future sources of cash may include revenues from the performance of further research services or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained. Management believes that the Company's share of payments on The Oil Shale Corporation's Promissory Note and sale of the remaining asphalt paving material will be sufficient to cover projected operating costs for the Asphalt Feasibility Program for the year ending June 30, 1996, other than debt service on the note payable to the Trust. The Company does not believe it will have sufficient revenues to pay operating costs or debt service on the note payable to the Trust in later years. Further, if the Trust does not agree to extend the maturity date of its note beyond July 1, 1996, unless the Company obtains additional financing (which currently appears unlikely), the Company will be required to sell assets to repay the note, and may be required to terminate operations and liquidate.
          Capital Resources - New Paraho's current long-term objectives include research and development related to the Asphalt Feasibility Program and the Paraho Process, licensing of the Paraho Process and commercialization of shale oil and shale oil-derived products. In pursuit of these objectives, New Paraho incurred costs and expenses of $993,004 in fiscal 1995. The Company expects to spend approximately $500,000 during fiscal 1996 to finalize the test market program. This need for funds will be met by payments received on the TOSCO note, and sales of SOMAT. At the present time, New Paraho believes that the most viable option for the continued pursuit of these aforementioned objectives is the successful completion of the Asphalt Feasibility Program and subsequent commercialization efforts. Management has estimated that such a commercial project would require capital of $54 million. While the Company has been attempting to seek commitments for such financing, it has been unable to do so to date, and it currently appears unlikely that it will succeed in doing so.

               Results of Operations
               1995 - Revenues in fiscal 1995 consisted primarily of sales of SOMAT and interest payments on the promissory note from The Oil Shale Corporation. Costs and expenses related to research and development of the Asphalt Feasibility Program. Furthering the test market phase of the Asphalt Feasibility Program, as well as attempting to finance a commercial project are expected to be the main operations of the Company in the near future.

               1994 - Revenues in fiscal 1994 consisted mainly of interest payments on the promissory note from The Oil Shale Corporation and sales of SOMAT. Costs and expenses related primarily to research and development of the Asphalt Feasibility Program.
               1993 - Revenues in fiscal 1993 consisted mainly of interest payments on the promissory note from The Oil Shale Corporation and sales of SOMAT. Costs and expenses related primarily to research and development of the Asphalt Feasibility Program.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                          Page

     Report of Independent Auditors                      26

     Consolidated Balance Sheets at June 30,             27
          1995 and June 30, 1994

     Consolidated Statements of Operations for           29
          the years ended June 30, 1995, 1994
          and 1993

     Consolidated Statements of                          30
          Stockholders' Equity (Deficit) for
          the years ended June 30, 1995, 1994,
                  1993 and 1992

     Consolidated Statements of Cash flows for           31
          the years ended June 30, 1995, 1994
          and 1993

     Notes to Consolidated Financial Statements          32

               Consolidated Financial Statements


                  THE NEW PARAHO CORPORATION



           Years ended June 30, 1995, 1994 and 1993 with Report of Independent Auditors

Report of Independent Auditors


The Board of Directors
The New Paraho Corporation

We have audited the accompanying consolidated balance sheets of The New Paraho Corporation as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Paraho Corporation at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, net capital deficiency and inability to obtain financing to construct a commercially feasible oil shale retort facility raise substantial doubt about its ability to continue as a going concern. Management's plan as to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the out come of this uncertainty.


August 23, 1995

                                    ERNST & YOUNG LLP

                           THE NEW PARAHO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,
                                             1995               1994
     ASSETS
     Current Assets:
          Cash                             $ 130,908       $    6,561
          Accounts Receivable                  1,717           24,529
          Short-term Investments(Note 5)      20,000           20,000
          Inventory                          195,394          331,670
          Note Receivable (Note 4)           385,390          385,390
          Interest Receivable (Note 4)        16,190           17,809
          Prepaid Expenses                    16,771           17,039
     Total Current Assets                    766,370          802,998


     Plant, Furniture and Equipment (net),
          at cost (Note 3)                   130,408          174,061
     Oil Shale Mineral Properties,
          at cost (Note 3)                    40,525           40,525
     Patent, (net of accumulated amortization
           of $10,154 and $8,123 in 1995 and
           1994, respectively)                24,368           26,399
     Supplies                                 12,044           12,044
     Note Receivable (Note 4)              3,468,510        3,853,900
     Certificates of deposit,                 27,000           27,000
           restricted (Note 5)
     Deposits                                    725              725

     Total Assets                         $4,469,950       $4,937,652




        See accompanying notes

LIABILITIES AND STOCKHOLDERS' EQUITY (deficit)

                                                      June 30,
                                                1995             1994
Current Liabilities:
     Accounts Payable                       $    37,214       $ 147,009
     Accrued Liabilities                         15,608          27,266
Total Current Liabilities                        52,822         174,275

Long-term Liabilities:
     Note Payable, related party, including
     accrued interest of $1,294,959 and
     $725,036 in 1995 and 1994, respectively
     (Note 8)                                 6,792,078       6,070,155

Commitment (Note 9)

Stockholders' Equity (Deficit) (Notes 2 and 10):
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                               509,804         509,804
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                         (358,167)       (358,167)
     Retained earnings (deficit)             (2,514,142)     (1,445,970)
                                             (2,362,505)     (1,294,333)
     Less 207,418 shares of common stock
       held in treasury, at cost                (12,445)        (12,445)

Total Stockholders' Equity (deficit)         (2,374,950)     (1,306,778)

Total liabilities and stockholders'
     equity (deficit)                        $4,469,950      $4,937,652




See accompanying notes

                         THE NEW PARAHO CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATION


                                            Year ended June 30,
                                     1995         1994          1993
REVENUES:
     Asphalt Sales                 $  283,969    $  71,527     $  23,278
     Research and contract services       778            -        14,269
     Interest Income                  207,128      221,678       242,381
     Other                              3,444       (1,495)        2,100
                                      495,319      291,710       282,028


COSTS AND EXPENSES:
     Asphalt Research                 743,482      880,191     1,067,512
     General & Administrative         249,522      317,664       271,396
     Interest Expense                 570,487      391,071       296,050
                                    1,563,491    1,588,926     1,634,958

NET LOSS                          ($1,068,172) ($1,297,216)  ($1,352,930)


NET LOSS PER SHARE                     ($0.02)      ($0.03)       ($0.03)


Weighted average shares
     outstanding                   50,772,982   50,772,982    50,772,982






See accompanying notes.

                         THE NEW PARAHO CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                            Par Value
                                                            of Common
                                                           Stock Issued
                                                           in Excess of the
                                  Common Stock            Fair Market Value
                                 Shares      Amount        of Assets Acquired
Balance at June 30, 1992      50,980,400   $ 509,804      $ (358,167)
  Net loss                             -           -                -
Balance at June 30, 1993      50,980,400     509,804         (358,167)
   Net loss                            -           -                -
Balance at June 30, 1994      50,980,400     509,804         (358,167)
   Net loss                            -           -                -
Balance at June 30, 1995      50,980,400     509,804         (358,167)

                                                                Total
                               Retained                       Stockholders'
                               Earnings     Treasury Stock       Equity
                               (Deficit)    Shares    Amount    (Deficit)
Balance at June 30, 1992      1,204,176    207,418    (12,445)  1,343,368
  Net Loss                   (1,352,930)         -          -  (1,352,930)
Balance at June 30, 1993       (148,754)   207,418    (12,445)     (9,562)
  Net Loss                   (1,297,216)         -          -  (1,297,216)
Balance at June 30, 1994     (1,445,970)   207,418    (12,445) (1,306,778)
  Net Loss                   (1,068,172)         -          -  (1,068,172)
Balance at June 30, 1995     (2,514,142)   207,418    (12,445) (2,374,950)






See accompanying notes.

                           THE NEW PARAHO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Year ended June 30,
                                                   1995             1994
  Operating activities
  Net Loss                                      ($1,068,172)    ($1,297,216)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    45,684          26,987
Change in operating assets and liabilities:
      Receivables                                    24,431          (2,136)
      Inventory                                     136,276        (331,670)  -
      Prepaid expenses                                  268          (2,143)
      Accounts payable                             (109,795)        (38,191)
      Accrued liabilities                           (11,658)         12,539
      Accrued interest and discount on
        payable to income certificate holders       569,923          78,974
  Net cash used in operating activities            (413,043)     (1,552,856)

  Investing activities
  Purchase of plant, furniture and equipment              -        (105,507)
  Payment received on note receivable               385,390         385,390
  Short-term investments                                  -               -
  Net cash provided by investing activities         385,390         279,883

  Financing activities
  Borrowings under line-of-credit agreement         152,000       1,338,000
  Payments to income certificate holders                  -         (87,152)
  Net cash provided by financing
      activities                                    152,000       1,250,848

  Net increase (decrease) in cash                   124,347         (22,125)
  Cash at beginning of year                      $    6,561     $    28,686

  Cash at end of year                            $  130,908     $     6,561


  Supplemental disclosures of cash flow
       information:
           Interest paid                         $        -     $   308,000   -





See accompanying notes.

The New Paraho Corporation
Notes to Consolidated Financial Statements
June 30, 1995



1. Description of Business and Summary of Accounting Policies

Description of Business

The New Paraho Corporation (the "Company") was incorporated in December 1985 as a wholly-owned subsidiary of Energy Resources Technology Land, Inc. ("ERTL"). ERTL capitalized The New Paraho Corporation with $1,000 and contributed 50% of its interest in oil shale mineral properties located in Rio Blanco County, Colorado. Operations of the Company commenced on July 23, 1986.

On July 23, 1986, the Company merged with Paraho Development Corporation pursuant to Paraho Development Corporation's Plan of Reorganization ("Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code. Shareholders of Paraho Development Corporation received 5% of the outstanding common stock of the Company and former creditors of Paraho Development Corporation received 15% of the common stock of the Company and income certificates representing a right to a specified percentage of certain income received by the Company from oil shale mineral properties located in Rio Blanco County, Colorado (see Note 6).

Following the merger, ERTL holds 80% of the outstanding common stock of the Company and, accordingly, the Company accounted for the acquisition of Paraho Development Corporation as a purchase.

The Company, directly and through its subsidiaries, holds patents and proprietary rights applicable to the retorting of oil from shale by use of an above-ground, vertical shaft retort. The Company also has rights to use certain intellectual properties to test the suitability of shale oil in the production of asphalt. In addition, the Company owns interests in oil shale lands.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
                   The New Paraho Corporation
     Notes to Consolidated Financial Statements (continued)




1. Description of Business and Summary of Accounting Policies
  (continued)

Plant, Furniture and Equipment, Oil Shale Mineral Properties, and
Patent

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization is provided on a straight-line basis over seventeen years, the estimated useful life of the patent.

Inventory

Inventory consists of shale oil asphaltic cement and is stated at the lower of cost or estimated net realizable value.

Net Loss Per Share

Loss per share is computed based on the weighted average number of common shares outstanding during the period.

Income Taxes

The Company has elected to file a consolidated federal income tax return with its parent, ERTL. The consolidating companies have implemented a tax allocation policy. Under this policy, the federal income tax provision is computed on a separate return basis and the companies receive reimbursement to the extent their losses and other credits result in a reduction of the consolidated tax liability, or are charged for their share of the consolidated tax liability.

Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS No. 109"). This change in accounting method has no material effect on the Company's accounting for income taxes.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.
The New Paraho Corporation
Notes to Consolidated Financial Statements (continued)


1. Description of Business and Summary of Accounting Policies
   (continued)

Concentration of Credit Risk

The Company's note receivable is the result of a sale of certain property and mineral rights in fiscal year 1988 (Note 4). The note is secured by the assets sold.

2. Ability to Continue as a Going Concern

As of June 30, 1995, the Company has an accumulated deficit of $2,514,142 and a net capital deficiency of $2,374,950. Ultimately, the Company's ability to continue as a going concern is dependent on obtaining sufficient financing to construct a commercially feasible oil shale retort facility. Management will continue to seek sources for this financing. Management believes proceeds from the note receivable (see Note 4) and the sale of inventory will be sufficient to fund operations through June 30, 1996.

These financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Plant, Furniture and Equipment and Oil Shale Mineral Properties

Plant, furniture and equipment at June 30, 1995 and 1994 consist of:

                                                     1995              1994
                                               ________________________________
Retort facility and related equipment             $  244,502        $  244,502
Other equipment                                       37,603            37,603
Office furniture and equipment                        42,085            42,085
                                                     324,190           324,190
Less accumulated depreciation                       (193,782)         (150,129)
                                                  $  130,408        $  174,061

     Oil shale mineral properties at June 30, 1995 and 1994 consist of:

                                                      1995              1994
                                                ________________________________

Paraho Ute Project:
     Utah state leasehold rights                  $   24,525        $   24,525
     Utah fee land                                    16,000            16,000
                                                  $   40,525        $   40,525

The New Paraho Corporation
Notes to Consolidated Financial Statements (continued)


3. Plant, Furniture and Equipment and Oil Shale Mineral Properties
   (continued)

Oil shale mineral properties consist of approximately 10,272 acres of Utah state leases and an 80% undivided interest in 160 acres of Utah fee land. Annual renewal rental payments of $10,272 are required on the Utah state leases.



4. Note Receivable and Sale of Property and Mineral Rights

On December 17, 1987, Tosco Corporation's wholly-owned subsidiary, The Oil Shale Company, exercised its option, granted in 1963 by the Company's parent, to acquire from the Company its 50% ownership interest in certain property and mineral rights for $6,355,850.
The Company received $575,000 cash and a note receivable in the amount of $5,780,850 on closing. The note is receivable in fifteen equal annual installments of $385,390 which commenced December 17, 1990. The principal balance bears interest at 5% receivable quarterly.

5. Certificates of Deposit

On June 23, 1994, the Company obtained a $20,000 one-year certificate of deposit to secure a letter of credit. On June 23, 1995, the certificate of deposit was reinvested in another one-year certificate of deposit which bears interest at 5.1%.

The Company also has $27,000 in certificates of deposit which are restricted under terms of a reclamation performance bond and will be released following completion of mining activities and restoration of mining sites.

6. Payable to Income Certificate Holders

Pursuant to the merger and Plan of Reorganization (see Note 2), certain creditors of Paraho Development Corporation were issued income certificates with face values equal to 50% or, in specified court approved circumstances, a varying percentage of the debt owed. These certificates were unsecured, noninterest-bearing obligations of the Company which were to expire December 31, 1995, and were payable from 30% of any future proceeds received by the Company from the Rio Blanco County oil shale mineral properties (see Note 4). Amounts payable resulting from the obligation under the income certificates were recognized when the related revenue was recognized. These certificates were paid off during 1994.

                   The New Paraho Corporation
     Notes to Consolidated Financial Statements (continued)

7. Income Taxes

The Company accounts for income taxes in conformity with FAS No.
109. Under the provisions of FAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences which result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                    1995            1994
                                            __________________________________
Deferred tax liabilities:
    Tax over book depreciation                $   293,614       $    286,940

Total deferred tax liabilities                    293,614            286,940


Deferred tax assets:
    Tax net operating loss carryforwards        3,708,153          3,304,830
    Business credits and other                    153,876            158,237
    Tax basis of property and equipment
        greater than book                         800,459            800,459

Total deferred tax assets                       4,662,488          4,263,526
Valuation allowance for deferred tax assets    (4,368,874)        (3,976,586)

Net deferred tax assets                           293,614            286,940

Net deferred tax assets/liabilities           $         -        $         -

The Company has operating loss carryforwards for income tax purposes of approximately $10,023,000, which expire in varying amounts from 2000 to 2010. In addition, the Company has general business credit carryovers for income tax purposes of approximately $150,000, which expire in varying amounts from 1995 to 2004.

The Company is included, for federal income tax purposes, in the consolidated income tax return filed by ERTL. Income tax operating loss carryforwards and general business credit carryovers of approximately $677,000 and $106,000, respectively, are a result of the pre-acquisition operations of Paraho Development Corporation and may only be applied against future taxable income of the Company.
The New Paraho Corporation
Notes to Consolidated Financial Statements (continued)



8. Related Party Transactions

In June 1987, the Company obtained a $2,500,000 unsecured line of credit from the Tell Ertl Family Trust, which holds 47% of the outstanding common stock of ERTL. This line was increased to $5,500,000 in May 1994 and amended in June 1995 to reflect a maturity date of July 1, 1996. The note bears interest at 2% over prime (effective rate of 11% at June 30, 1995) and provides that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note.

For the year ended June 30, 1995, the Company paid professional fees totalling $36,000 to an affiliate of a director.

9. Operating Lease

The lease for land upon which the pilot plant is located was renegotiated and extended to October 1, 2002. Future minimum lease payments for this land are as follows:

         1996                  $  6,000
         1997                     6,000
         1998                     6,000
         1999                     6,000
         2000                     6,000
         Thereafter              13,500
                               $ 43,500


The lease provides for fixed payments of $28,296 per year prorated on a daily basis for periods when the pilot plant is in operation. The pilot plant commenced operations on November 10, 1992. Total lease payments relating to this lease were $6,000, $26,521, and $17,635 for 1995, 1994 and 1993, respectively.

10. Stock Option

On January 1, 1991, the Company granted an officer of the Company an option to purchase up to 1,150,000 shares of Common Stock for $.05 per share. Of the 1,150,000 shares included in the grant, 150,000 shares became exercisable on July 1, 1991. The remaining 1,000,000 shares are exercisable in increments of 250,000 shares to 500,000 shares upon the occurrence of specified events. The option expires ten years from the date of grant.
The New Paraho Corporation
Notes to Consolidated Financial Statements (continued)




10. Stock Option (continued)

The Company recorded $6,600 of compensation expense in 1991 related to the 150,000 shares that became exercisable on July 1, 1991. The remaining options to purchase 1,000,000 shares will be accounted for as a variable plan and compensation, if any, will be determined based on the market value of the Company's stock at the dates the specified events occur and thus the number of shares subject to the option is known.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                            PART III
                       ITEMS 10 THROUGH 13

     Items 10 through 13 are incorporated by reference from the sections entitled "Election of Directors and Officers", "Amount and Nature of Beneficial Ownership", and "Remuneration and Other Transactions with Management and Others" in the Registrant's definitive proxy statement for its annual meeting to be held in December, 1995 which proxy statement shall be filed no later than 120 days after the end of the Company's most recent fiscal year.

                             PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K
  The Index to Financial Statements is at Page 24. No financial statements or financial statement schedules are incorporated by reference. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
  There were no reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                          Exhibit Index
Exhibit No.                Description
(3) Articles of Incorporation and By-Laws. Reference is made to Exhibits 4 and 5 to Registrant's Form 8-K filed on July 23, 1986 (file number 0-8536) that is incorporated herein by reference.

(10) (a) William Clough Lease, dated October 15, 1982 for land near Rifle, Colorado. Reference is made to Exhibit
            10(e) to Registrant's Annual Report on form 10-K for the Fiscal Year Ended August 31, 1982 that is incorporated herein by reference.

(10)(a)(i) Amendment to William Clough Lease effective October 1, 1986. Reference is made to exhibit (10)(a)(i) to Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1987 that is incorporated herein by reference.

(10)(a)(ii) Amendment to William Clough Lease effective October 8,
            1992.

(10)  (b)   State of Utah Mineral Lease No. 35894 assigned to
            Paraho, with assignment.  Reference is made of Exhibit
            13(c) to Registrant's Registration Statement dated
            June 17, 1980 on Form S-1 (file number 2-67272) that is incorporated herein by reference.

(10) (c)    State of Utah Mineral Lease No. 35891 assigned to
            Paraho, with assignment. Reference is made to Exhibit 10(d) for the Fiscal Year Ended August 31, 1981 that is incorporated herein by reference.

(10) (e) Commitment to lease or otherwise convey from Gulf. Reference is made to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the Fiscal Year Ended August 31, 1981 that is incorporated herein by reference.

(10) (f)    Debtors Joint Plan of Reorganization (Case No. 86
            B1593G) dated February 25, 1986.  Reference is made to
            Exhibit 1 to Registrant's 8-K dated July 23, 1986 that is incorporated herein by reference.

(10) (g)    Debtors Disclosure Statement dated June 3, 1986.
            Reference is made to Exhibit 2 to Registrant's 8-K dated July 23, 1986 that is incorporated herein by reference.

(10) (h) Plan and Agreement of Merger between and among ERTL, Paraho Development Corporation, a Colorado corporation and Paraho Development Corporation, a Delaware corporation dated December 30, 1985, with amendments dated February 18, 1986 and July 23, 1986. Reference is made of Exhibit 3 to Registrant's 8-K dated July 23, 1986 that is incorporated herein by reference.

(10) (j) Employment Agreement with Larry A. Lukens, dated January 1, 1991. Reference is made of Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1991 that is incorporated herein by reference.

(10)(j)(i) Stock Option Agreement with Larry A. Lukens, dated January 1, 1991. Reference is made of Exhibit 10(j)(i) to Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1991 that is incorporated herein by reference.

(10) (k) Promissory Note from The Oil Shale Corporation in the principal sum of $11,561,699.50, dated December 17, 1987. Reference is made of Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1988 that is incorporated herein by reference.

(10) (l) Promissory Note to the Tell Ertl Family Trust in the principal sum of $3,000,000 dated August 29, 1989. Reference is made of Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1989 that is incorporated herein by reference.


(10)(l)(i) Amendment to the Promissory Note to the Tell Ertl Family Trust, dated September 19, 1990. Reference is made of Exhibit 10(l)(i) to Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1991 that is incorporated herein by reference.

(10)(l)(ii) Amendment to the Promissory Note to the Tell Ertl
            Family Trust, dated August 26, 1992. Reference is made of Exhibit (10)(l)(ii) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1992, that is incorporated herein by reference.

(10)(l)(iii)          Amendment to the Promissory Note to the Tell
            Ertl Family Trust, dated August 20, 1993. Reference is made of Exhibit (10)(l)(iii) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1993, that is incorporated herein by reference.

(10)(l)(iv) Amendment to the Promissory Note to the Tell Ertl
            Family Trust, dated May 1, 1994. Reference is made of Exhibit (10)(l)(iv) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994, that is incorporated herein by reference.

(10)(l)(v)  Amendment to the Promissory Note to Tell Ertl Family
            Trust, dated June 1, 1995.

(10) (m)    State of Utah Mineral Lease No. 42360 assigned to New
            Paraho, with assignment. Reference is made of Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1990 that is incorporated herein by reference.

(10) (n)    State of Utah Mineral Lease No. 42362 assigned to New
            Paraho, with assignment. Reference is made of Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1990 that is incorporated herein by reference.

(10) (o)    State of Utah Mineral Lease No. 42363 assigned to New
            Paraho, with assignment. Reference is made of Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1990 that is incorporated herein by reference.

(10) (p)    State of Utah Mineral Lease No. 42477 assigned to New
            Paraho, with assignment. Reference is made of Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1990 that is incorporated herein by reference.

(10) (q)    State of Utah Mineral Lease No. 42478 assigned to New
            Paraho, with assignment. Reference is made of Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1990 that is incorporated herein by reference.

(10) (s)    State of Utah Mineral Lease No. 42838 assigned to New
            Paraho, with assignment. Reference is made of Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1990 that is incorporated herein by reference.

(10) (t)    State of Utah Mineral Lease No. 46377 granted to New
            Paraho.

(10) (u)    State of Utah Mineral Lease No. 46378 granted to New
            Paraho.

The Company will furnish to shareholders a copy of any exhibit upon request and the payment of five cents per page for copying costs.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE NEW PARAHO CORPORATION
                                          (Registrant)



                                  By:/s/ Joseph L. Fox
                                           Joseph L. Fox
                                           President

                                  Date:  September 28, 1995


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Joseph L. Fox                 Principal Executive   9/28/95
Joseph L. Fox                    Officer and Director


/s/Theo Ertl                     Chairman of the       9/28/95
Theo Ertl                        Board of Directors


/s/Jann Ertl                     Director              9/28/95
Jann Ertl


/s/Jill Ertl                     Director              9/28/95
Jill Ertl


/s/Buff Ertl Palm                Director              9/28/95
Buff Ertl Palm


/s/Twig Ertl                     Director              9/28/95
Twig Ertl


/s/Larry A. Lukens               Director              9/28/95
Larry A. Lukens

/s/William Murray, Jr.           Director              9/28/95
William Murray, Jr.


/s/Adam A. Reeves                Director              9/28/95
Adam A. Reeves


/s/Peter L. Richard              Director              9/28/95
Peter L. Richard


/s/Anne M. Smith                 Controller            9/28/95
Anne M. Smith



                         EXHIBIT (10)(l)(v)


  June 1, 1995

       WE, THE UNDERSIGNED, agree that the Promissory Note, between
  The New Paraho Corporation and the Tell Ertl Family Trust, dated August 29, 1989, and attached hereto, has been amended to state a due date of July 1, 1996, and a total principal amount of $5,500,000.



  TELL ERTL FAMILY TRUST                 THE NEW PARAHO CORPORATION


  BY /s/ Theo Ertl                       BY /s/ Joseph L. Fox
    Theo Ertl                               Joseph L. Fox
    Co-Trustee                              President