Form 10-Q
period 1995-09-30
NEW PARAHO CORP
filed 1995-11-09
CIK 216810

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended September 30, 1995

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of September
30, 1995.


                            1 of 9 pages
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

   ASSETS                             September 30,        June 30,
                                          1995               1995
                                       (Unaudited)
                                      ____________      ___________
   Current Assets:
        Cash                             $  49,522       $  130,908
        Accounts Receivable                  3,076            1,717
        Note Receivable (Note 2)           385,390          385,390
        Interest Receivable                 16,190           16,190
        Prepaid Expenses and other          12,560           16,771
        Short Term Investments              20,000           20,000
        Inventory                          195,394          195,394
        Total Current Assets               682,132          766,370

   Supplies                                 12,044           12,044

   Plant, Furniture and Equipment,
        at cost (net of accumulated
        depreciation)                      120,280          130,408

   Mineral Properties                       40,525           40,525

   Patent, at cost (net of
        accumulated amortization)           23,861           24,368

   Note Receivable (Note 2)              3,468,510        3,468,510

   Other Assets                             27,000           27,000

   Deposits                                    725              725

        Total Assets                    $4,375,077       $4,469,950







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-


LIABILITIES AND SHAREHOLDERS' EQUITY       September 30,       June 30,
                                                1995             1995
                                            (Unaudited)      __________
Current Liabilities:
     Accounts Payable                       $    34,142      $   37,214
     Accrued Liabilities                         20,316          15,608
     Total Current Liabilities                   54,458          52,822

Long Term Liabilities:
     Note Payable (Note 3)                    6,941,253       6,792,078


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                               509,804         509,804
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                         (358,167)       (358,167)
     Retained earnings                       (2,759,826)     (2,514,142)
                                             (2,608,189)     (2,362,505)
     Less 207,418 shares of common stock
       held in treasury at cost                 (12,445)        (12,445)

       Total Shareholders' Equity            (2,620,634)     (2,374,950)

                                             $4,375,077      $4,469,950








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATION
                           (Unaudited)

                                Three Months     Three Months
                                    Ended            Ended
                                September 30,    September 30,
                                    1995             1994

REVENUES:
     Asphalt Sales               $         -     $    98,880
     Interest Income                  49,870          53,626
     Other                             1,770             350
TOTAL REVENUES                        51,640         152,856


COSTS AND EXPENSES:
     Asphalt Research                 86,682         216,460
     General & Admin.                 61,467          70,554
     Interest Expense                149,175         132,210
TOTAL COSTS & EXPENSES               297,324         419,224

NET LOSS                           ($245,684)      ($266,368)


LOSS PER SHARE                        ($0.00)         ($0.01)


Weighted average
shares outstanding                50,772,982      50,772,982













               The accompanying notes are an integral part of these consolidated financial statements.

                   THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Three Months    Three Months
                                                  Ended           Ended
                                              September 30,   September 30,
                                                   1995            1994

Cash flows from operating activities:
  Net Loss                                      ($  245,684)   ($  266,368)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    10,635         10,968
    Change in operating assets and liabilities:
      Change in receivables                          (1,359)       (75,921)
      Change in inventory                                 -         68,089
      Change in prepaid expenses and other assets     4,211          5,663
      Change in accounts payable                     (3,072)         9,192
      Change in accrued liabilities                   4,708         (1,300)
        Net cash used by operating activities      (230,561)      (249,677)

Cash flows from investing activities:
  Asset acquisition                                       -              -
       Net cash used by investing activities              0              0

Cash flows from financing activities:
  Borrowings under line of credit agreement         149,175        272,710
        Net cash provided by financing activities   149,175        272,710

Net increase (decrease) in cash                     (81,386)        23,033

Cash at beginning of year                           130,908          6,561

Cash at end of quarter                            $  49,522      $  29,594








                   The accompanying notes are an integral part of these consolidated financial statements.

        THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES


NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 audited report in Form 10-K, filed with the Securities and Exchange Commission.


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


NOTE 3 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and on June 1, 1995, the note was amended to reflect a maturity date of July 1, 1996.
As of September 30, 1995, the Company had borrowed $5,497,119 and owes an additional $1,144,134 in interest on this note. The terms of the note include interest at 2 percentage points above prime and provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.


LIQUIDITY AND CAPITAL RESOURCES

     The Company realized a decrease in working capital of $85,874 during the three months ended September 30, 1995. Funds were primarily provided by the interest payments received from The Oil Shale Company on the note described above.
     On August 29, 1989, the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of September 30, 1995, the Company had borrowed $5,497,119 (and owed an additional $1,144,134 of interest on this note) from the Trust, to cover the cost of operating expenses and asphalt research and development. The Company does not expect to be able to pay the note when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $148,149 in the three months ended September 30, 1995. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing production of the shale oil derived asphalt binder, and focusing efforts on sales of the product.
     Possible future sources of cash include revenues from the sales of SOMAT and from payments on the note receivable from The Oil Shale Company. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended September 30, 1995

     Revenues of $51,640 for the quarter ended September 30, 1995, consisting primarily of interest on the promissory note from The Oil Shale Company, showed a significant decrease from the $152,856 for the quarter ended September 30, 1994, because of the lack of sales of SOMAT.
     Expenses of $297,324 for the quarter ended September 30, 1995 were approximately thirty percent less than the $419,224 for the same quarter in the previous year, because the Company had discontinued its production and concentrated on sales of the product.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)

11/9/95                            /s/ Joseph L. Fox
______________                     ___________________________
Date                               Joseph L. Fox, President

11/9/95                            /s/ Anne Morgan Smith
______________                     ___________________________
Date                               Anne Morgan Smith, Controller