Form 10-Q
period 1996-03-31
NEW PARAHO CORP
filed 1996-05-15
CIK 216810

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended March 31, 1996

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of March 31, 1996.


                            1 of 9 pages
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

   ASSETS                               March 31,         June 30,
                                          1996               1995
                                       (Unaudited)
                                      ____________      ___________
   Current Assets:
        Cash                             $ 404,732       $  130,908
        Accounts Receivable                  3,286            1,717
        Note Receivable (Note 2)           385,390          385,390
        Interest Receivable (Note 2)        14,756           16,190
        Prepaid Expenses and other           1,280           16,771
        Short Term Investments              20,000           20,000
        Inventory                          195,394          195,394
        Total Current Assets             1,024,838          766,370

   Supplies                                 12,044           12,044

   Plant, Furniture and Equipment,
        at cost (net of accumulated
        depreciation)                       97,784          130,408

   Mineral Properties                       40,525           40,525

   Patent, at cost (net of
        accumulated amortization)           22,846           24,368

   Note Receivable (Note 2)              3,083,120        3,468,510

   Other Assets                             27,000           27,000

   Deposits                                    725              725

        Total Assets                    $4,308,882       $4,469,950







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-



LIABILITIES AND SHAREHOLDERS' EQUITY
                                              March 31,       June 30,
                                                1996            1995
                                             (Unaudited)      __________
Current Liabilities:
     Accounts Payable                       $    36,241      $   37,214
     Accrued Liabilities                         14,702          15,608
     Note Payable (Note 3)                    7,231,396               -
     Total Current Liabilities                7,282,339          52,822

Long Term Liabilities:
     Note Payable (Note 3)                            -       6,792,078


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,772,982; outstanding -
       50,772,982                               507,730         507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                         (368,538)       (368,538)
     Retained earnings                       (3,112,649)     (2,514,142)
                                             (2,973,457)     (2,362,505)


       Total Shareholders' Equity            (2,973,457)     (2,374,950)

                                             $4,308,882      $4,469,950








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                      Nine Months  Nine Months   Three Months  Three Months
                          Ended       Ended         Ended          Ended
                        March 31,    March 31,     March 31,     March 31,
                          1996         1995          1996          1995
REVENUES:
     Asphalt Sales    $         0   $  285,859   $        0     $        0
     Interest Income      144,024      156,493       45,747         51,498
     Other                 38,355        3,434       (2,800)         1,478
TOTAL REVENUES            182,379      445,786       42,947         52,976


COSTS AND EXPENSES:
     Asphalt Research     187,167      608,600       38,896         66,972
     General & Admin.     154,397      229,354       28,961        108,125
     Interest Expense     439,322      419,730      141,649        146,690
TOTAL COSTS & EXPENSES    780,886    1,257,684      209,506        321,787

NET LOSS                ($598,507)   ($811,898)   ($166,559)     ($268,811)


LOSS PER SHARE             ($0.01)      ($0.02)      ($0.00)        ($0.01)


Weighted average
shares outstanding     50,772,982   50,772,982   50,772,982     50,772,982













               The accompanying notes are an integral part of these consolidated financial statements.

                   THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Nine Months     Nine Months
                                                  Ended           Ended
                                                March 31,       March 31,
                                                   1996            1995
Cash flows from operating activities:
  Net Loss                                      ($  598,507)   ($  811,898)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    31,905         32,905
    Change in operating assets and liabilities:
      Change in receivables                            (135)        24,254
      Change in inventory                                 -        136,277
      Change in prepaid expenses and other assets    15,491          7,024
      Change in accounts payable                      (973)        (68,115)
      Change in accrued liabilities                   (906)           (779)
        Net cash used by operating activities      (553,125)      (680,332)

Cash flows from investing activities:
  Asset sale/acquisition                               2,241              -
        Net cash provided by investing activities      2,241              0


Cash flows from financing activities:
  Borrowings under line of credit agreement         439,318        571,166
  Principal payment received                        385,390        385,390
        Net cash provided by financing activities   824,708        956,556

Net increase in cash                                273,824        276,224

Cash at beginning of year                           130,908          6,561

Cash at end of quarter                            $ 404,732      $ 282,785








                   The accompanying notes are an integral part of these consolidated financial statements.

        THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES


NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the periods presented. The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 3 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and on June 1, 1995, the note was amended to reflect a maturity date of July 1, 1996.
As of March 31, 1996, the Company had borrowed $5,497,119 and owes an additional $1,734,277 in interest on this note. The terms of the note include interest at 2 percentage points above prime and provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note. The Company does not expect to be able to pay the note when it becomes due.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.


LIQUIDITY AND CAPITAL RESOURCES

     The Company realized an increase in working capital of $260,347 during the nine months ended March 31, 1996. Funds were primarily provided by the principal and interest payments received from The Oil Shale Company on the note described above.
     On August 29, 1989, the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of March 31, 1996, the Company had borrowed $5,497,119 (and owed an additional $1,734,277 of interest on this note) from the Trust, to cover the cost of operating expenses and asphalt research and development. The Company does not expect to be able to pay the note when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $341,564 in the nine months ended March 31, 1996. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing production of the shale oil derived asphalt binder, and focusing efforts on sales of the product.
     Possible future sources of cash include revenues from the sales of SOMAT and from payments on the note receivable from The Oil Shale Company. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended March 31, 1996

     Revenues of $42,947 for the quarter ended March 31, 1996, consisting primarily of interest on the promissory note from The Oil Shale Company, slightly decreased from the $52,976 for the quarter ended March 31, 1995, because the interest received is now calculated on the reduced principal amount.
     Expenses of $209,506 for the quarter ended March 31, 1996 were significantly less than the $321,787 for the same quarter in the previous year, because the Company had discontinued its production, cut staff and concentrated on sales of the product.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


5/14/96                            /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


5/14/96                            /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller