Form 10-K
period 1996-06-30
NEW PARAHO CORP
filed 1996-09-30
CIK 216810

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

        (X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 1996 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                         X

Aggregate market value of the voting stock held by nonaffiliates of the registrant (9,988,662 shares) based upon the most recent average bid and asked prices of such stock which are as of August
31, 1996.
                            $ 0



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No  ___

Number of shares outstanding of each of the registrant's classes of common stock, as of September 28, 1996.
                 50,772,982 shares of registrant's
                   common stock, $0.01 par value

Registrant's definitive proxy statement filed pursuant to Regulation 14A, for the annual meeting to be held in December, 1996 is incorporated into Part III by reference.

                                                PART I

Item 1.   BUSINESS
                         Introduction  -  The New Paraho Corporation and
its subsidiaries (the "Company" or "New Paraho") hold patents and proprietary rights applicable to the retorting of oil from shale by use of an aboveground, vertical shaft retort. The
Company also has rights to use certain intellectual properties to test and to commercially develop the use of shale oil in the production of asphalt. In addition, the Company owns interests in oil shale lands and holds a note receivable from the sale of certain property and mineral rights.
                         History  -  On July 23, 1986 Paraho Development
Corporation merged with New Paraho, which was a wholly-owned subsidiary of Energy Resources Technology Land, Inc. ("ERTL"), pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code. Following the merger, shareholders of Paraho
Development Corporation received 5% of the outstanding common stock of New Paraho. Former creditors of Paraho Development
Corporation received 15% of the common stock of New Paraho and income certificates (the "Income Certificates") representing rights in oil shale mineral properties located in Rio Blanco
County, Colorado which were previously owned by ERTL (all of ERTL's interest in such properties before it transferred 50% of such interest to the Company is hereinafter defined as the "Rio
Blanco Properties"). After the merger, ERTL owned 80% of the outstanding common stock of New Paraho.
        New Paraho was incorporated in December 1985 as a wholly-owned subsidiary of ERTL. ERTL capitalized New Paraho with $1,000 and contributed 50% of its interest in the Rio Blanco
Properties.  ERTL accounted for the acquisition of Paraho
Development Corporation as a purchase.
        Based upon the current control by ERTL of New Paraho, the Company is included for Federal income tax purposes as part of the ERTL consolidated group of corporations and the results of its operations are reported in the consolidated Federal income tax returns filed by ERTL from the date of the confirmation of reorganization, July 23, 1986, forward. Accordingly, and as long as such controlling interest is maintained, losses and/or tax credits, if any, for Federal income tax purposes generated by New Paraho may be applied against the income and/or income tax for Federal income tax purposes of members of the ERTL group.
        The group has established a tax allocation policy which requires the Federal income tax liability to be computed on a separate return basis. Any losses or other credits directly attributable to the Company which result in a reduction of the consolidated tax liability will be reimbursed by the parent.
Likewise, the Company will be charged for its share of the consolidated tax liability.
                         Asphalt Feasibility Program  -  The activities of
the Company have been devoted to developing, testing and test marketing shale oil-derived asphalt paving materials. There is no established market for these materials, and they are not produced in commercial quantities, although the Company has sold small quantities of these materials to customers on an isolated basis. The Company's current activities and sales are not sufficient to sustain the Company on an ongoing basis without either substantial additional outside funding or the financing and development of a commercial plant. The Company's recent activities have been designed to establish the feasibility of constructing and operating such a plant. Even if the feasibility of such a plant can be established, a number of events or circumstances could prevent the Company from establishing commercial production of shale oil-derived asphalt paving materials. These include changes in technology, changes in government regulations, and the inability to obtain financing for a commercial facility.
                To establish the commercial economics of producing shale oil-derived asphalt, the Company initiated the Asphalt
Feasibility Program which included the construction and evaluation of field test strips and a more thorough evaluation of the economic viability of producing and marketing commercial quantities of shale oil-derived asphalt paving materials.
        The Company expended approximately $880,000 in 1994,
$743,000 in 1995, and $373,000 in 1996 on direct research and development of this shale oil-derived asphalt product. The
Company does not have funding for any additional research and development or commercial production efforts. Although the Company is seeking additional financing to fund these efforts, it currently appears unlikely that the Company will succeed in obtaining this financing.
        Based on the results of the test strip evaluations, the Asphalt Feasibility Program has determined that this product is technically feasible. Since 1989, the Company has been attempting to finance, design, and construct a retorting and SOMAT production facility suitable for asphalt operations. This has included efforts to seek funding to construct and operate a commercial-scale production facility with an initial capacity of 275 BPSD (barrels per stream day) of shale oil (Phase I) and subsequent expansion by an additional 275 BPSD (Phase II). A preliminary estimate for the construction of Phase I of the project, modernization and expansion of the mine, pilot and start-up operating losses, working capital and financing costs is $42.5 million. The estimated cost for Phase II is $15.8 million, with expected positive cash flow from operations reducing costs by $4.1 million in the fourth year of the project. Total estimated net costs for Phase I and II are $54.2 million. Although the Company has been aggressively seeking financial commitments for the construction of a commercial retorting facility since 1989, to date the Company has not received any commitments or serious indications of interest from any potential financial partner. Although the Company is continuing to seek financial commitments, it appears unlikely it will succeed in obtaining this financing.
                         Asphalt Feasibility Program Financing  -  Most of
the financing for the Asphalt Feasibility Program has been provided by the Tell Ertl Family Trust (the "Trust") under a line of credit. As of June 30, 1995, the Company owed the Trust $5,497,119 in principal plus accrued interest on the line of credit. At that time, the Trust determined it would not advance further funds under the line of credit. Effective July 1, 1995, in recognition of the Company's inability to repay the line of credit, the Trust agreed to waive the repayment of interest accrued to date and to eliminate future interest accruals. On
June 1, 1996, the Trust approved an extension of the due date of the line of credit to July 1, 1997 in order to allow the Company to finalize plans for the orderly repayment of the Trust.
        The Company also has funds available resulting from the exercise by Tosco Corporation's wholly-owned subsidiary, The Oil
Shale Corporation, of its option to purchase the Rio Blanco
Properties (the "Purchase Option"). The total purchase price was $12,711,700, of which the Company received half. On closing, the Company received $575,000 and a 50% interest in a note receivable in the amount of $11,561,700, payable in fifteen equal annual installments of $770,780 commencing December 17, 1990 with interest at 5% payable quarterly. Due to its lack of success in obtaining financing for a commercial facility, this note comprises the Company's primary source of funds available to repay its obligations under the note to the Trust.
                         Paraho Technology  -  The Company, directly and
through its subsidiaries, owns the Paraho Process which consists of patents and proprietary rights applicable to the retorting of oil from shale by use of an above ground, vertical shaft retort.
In connection with the Asphalt Feasibility Program, the Company has continued its research and development activities on the Paraho Process. The Company has already successfully demonstrated the Paraho Process on a semi-works scale. Paraho
Development Corporation, predecessor to the Company, produced approximately 110,000 barrels of shale oil. Of these, approximately 98,000 barrels were refined into gasoline, jet fuel, heavy fuel oil and other products. These products were tested by several government agencies and private companies under the direction of the U.S. Navy, and met specifications set by the U.S. Navy. There can be no assurance, however, that any commercial oil shale facility will be constructed or that, if such a facility is constructed, it will use the Paraho Process.
        The Company will not be able to generate revenues from the Paraho Process unless it succeeds in financing the construction of a commercial facility, or is able to license the technology to third parties for construction of such a facility. Due to the Company's inability to obtain financing to date, and the lack of any interest by third parties in licensing the technology, the Company does not expect it will realize any revenues from the Paraho Process in the foreseeable future.
Even if it succeeds in financing a facility or licensing the technology to third parties, due to the lengthy lead time necessary to engineer and construct a commercial oil shale facility, as well as the constraints imposed by governmental regulations, at best, it will be a number of years before any royalties may be earned by New Paraho under any licenses it may grant for the use of the Paraho Process.
        The Paraho Process includes an entire system for the processing of oil shale, including mining, crushing, retorting and disposing of the shale. Protection of the Paraho Process is based upon several patents covering equipment, process conditions and methods of operating a retort, many of which have expired. The Company expended resources in prior years to apply for new patents as a result of the Department of Energy sponsored PON Commercial design project initiated by Paraho
Development Corporation. As a result of these efforts, on August 14, 1990, the U.S. Patent Office issued this patent as
#4,948,468. Management believes that the interrelation of the remaining patents, in addition to this new patent should provide adequate protection of the Paraho Process through the year 2007.
        Along with the patent protection, New Paraho has developed proprietary know-how and technical data and experience regarding the design, construction and operation of retorts and related facilities. Such technology and know-how are protected by confidentiality and patent assignment agreements. The agreements generally require the maintenance of the confidentiality of all Paraho Process technology and trade secrets and require assignment to the Company of all patents relating to its business or products. New Paraho also has rights received from ERTL to use certain rights in patents, patent applications and other intellectual properties that ERTL has acquired from Western Research Institute regrading the use of shale oil-derived asphalt material (the "WRI Technology") for the Asphalt Feasibility Program.
                         SOMAT Technology  -  While proceeding with the
Asphalt Feasibility Program, the Company developed the SOMAT
(Shale Oil Modified Asphalt Technology) process to further process crude shale oil into shale oil asphalt modifiers. This process is proprietary information and the Company seeks to protect it under patent and trade secrets law. In furtherance of this objective, in March 1996, the Company made application to the U.S. Patent Office for a patent on the use of SOMAT in recycled asphalt applications.
                         Governmental Regulation - Environment  -
Federal, state and local laws and regulations have a substantial impact on the development of an oil shale industry.
Environmental concerns include air quality, water usage and pollution, dust problems, spent shale disposal and land reclamation. Numerous governmental permits are required in connection with the construction and operation of one or more commercial-size retorts and related facilities (including the mine from which oil shale is extracted). Mining of the oil shale, which is accomplished using conventional room and pillar or surface mining methods, presents the usual difficulties associated with mining methods, including safety considerations.
The Company believes that it and its subsidiaries have received all permits necessary for them to mine oil shale and to process it at the Pilot Plant Lease site in support of the Asphalt
Feasibility Program.
                         Employees  -  The Company currently has no paid
employees. The Company has no plans to add employees unless financing for a commercial facility is obtained.
                         Competition  -  New Paraho is only one of many
companies that has attempted to develop a workable, economical process for recovering oil from shale. The adverse conditions which now exist for the commercial development of oil shale, when coupled with the absence of federal government incentives, have caused many of these companies to abandon or to defer further research and development of their competing technologies as well as development of their oil shale mineral resource holdings. Nonetheless, many of the Company's future competitors may have far greater resources than the Company. If any one of these companies is successful, its success may significantly reduce the value of the Paraho Process. Further, it is possible that new technologies, which could require lower capital costs or present other advantages, could reduce the value of the Paraho Process. New Paraho is unable, at this time, to assess accurately the status of the development or economics of competing processes, and no assurance can be given that the Paraho Process will be able to compete effectively with other processes.
        At present, management believes that the Company is the only producer of a shale oil-derived asphalt material for testing purposes. The Company's exclusive right to use the WRI
Technology provides protection against competitors using that technology to produce the material without first obtaining a license from New Paraho. In addition, the Company believes that shale oil produced by the Paraho Process used in connection with the SOMAT Process produces a higher quality and a higher yield of asphalt modifier than shale oil produced by other processes.
        With respect to competing asphalt modifiers, a Federal program focused on the development of improved asphalt testing systems and on the development of improved asphalt binders has led to a greater demand for improved asphalt quality. Among the products used to improve the asphalt binder, lime, liquid anti-strip additives, and polymer modified asphalts are the most popular and widely used. Based on the results of the laboratory and actual road tests to date, Paraho believes that SOMAT will be able to compete effectively with these products. In the case of lime and liquid anti-strips, SOMAT's competitive advantage will come through a technically superior product that is priced comparable to the best performing anti-strip products, and in the case of the polymer modified products, SOMAT's advantage will come through comparable, if not superior, technical performance at a lower price. However, there is no assurance that competitors will not develop products with performance characteristics superior to SOMAT.

Item 2.  PROPERTIES
                         Rio Blanco Properties  -  On December 17, 1987,
The Oil Shale Corporation, a wholly-owned subsidiary of Tosco
Corporation exercised the Purchase Option on the Rio Blanco
Properties. Details of the transaction are as described in the discussion of the Asphalt Feasibility Program.
                         Pilot Plant Lease  -  On October 15, 1982, Paraho
Development leased 200 acres of private land near Rifle, Colorado from an individual for an initial term of ten years with provisions for extensions. The leased land provides a location for the Company to operate its pilot oil shale retort facility, and management considers the land to be adequate space to enable New Paraho to carry out research operations. As renegotiated on October 8, 1992, the lease calls for an annual minimum rent of $6,000 and an operational rate of $28,296 per year. The new lease expires in October, 2002. The rent for the land at the operational rate for the twelve months ended June
30, 1996 was prorated on a daily basis.
                         Utah Oil Shale Lands  -  New Paraho has acquired
rights to approximately 10,432 acres of oil shale lands in Uintah County, Utah. Of the total, New Paraho owns an undivided
80% interest in 160 acres in fee. The remaining 10,272 acres are controlled by New Paraho under State of Utah Leases for oil shale or under agreements with third parties.

Item 3.  LEGAL PROCEEDINGS
                None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                Not Applicable.

                                                PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCK HOLDER MATTERS
        The Company's common stock is traded over-the-counter. The reported high and low bid prices for each quarterly period since
July 1, 1994 are as follows:

                               FROM THE NATIONAL DAILY QUOTATION SERVICE

                                       Bid Prices           Asked Prices
                                      High     Low          High     Low

      1994
      July 1 through
      September 30                 .06      .03          .28      .19

      October 3 through
      December 30                  .06      .02          .28      .13

      1995
      January 3 through
      March 31                     .06      .02          .28      .12

      April 3 through
      June 30                      .03      .02          .28      .12

      July 3 through
      September 29                 .03125   .03125       .12      .10

      October 2 through
      December 29                  .03125   .001         .20      .05

      1996
      January 2 through
      March 29                     .001     .001         .05      .05

      April 1 through
      June 28                      .001     .001         .05      .05


        The high and low prices specified above represent prices between broker-dealers. They do not include retail mark-ups and mark-downs or any commissions to the broker-dealer and may not reflect prices in actual transactions.
        As of July 14, 1992, the Company's stock was deleted from the NASDAQ Small-Cap Market, because the Company failed to meet the new bid price requirement. The stock has been only thinly and sporadically traded, and is now listed on an electronic bulletin board system.
        As of September 1, 1996, the approximate number of shareholders of record of The New Paraho common stock was 1,100.
        New Paraho has never paid dividends on its common stock and there is no prospect that dividends will be paid in the foreseeable future. The Company intends to follow its policy of retaining any earnings to provide funds to offset current obligations, for additional research and development and for expansion.



Item 6.    SELECTED FINANCIAL DATA




Statement of
Operations             Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
Data                     6/30/92         6/30/93         6/30/94         6/30/95         6/30/96
__________________________________________________________________________________________________
Revenues               $  287,196      $  282,028      $  291,710      $  495,319      $  370,362

Net Income (Loss)        (567,879)     (1,352,930)     (1,297,216)     (1,068,172)      1,121,268

Net Income (Loss)
   per Share               (.01)           (.03)           (.03)          (.02)            .02

Cash Dividend per
   Common Share            --              --              --              --              --



Balance Sheet             As of           As of           As of           As of           As of
Data                     6/30/92         6/30/93         6/30/94         6/30/95         6/30/96
_________________________________________________________________________________________________

Total Assets           $5,250,183      $4,930,698      $4,937,652      $4,469,950      $4,274,440

Long Term Debt          3,716,874       4,653,181       6,070,155       6,792,078       5,497,119




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                         Cautionary Statement Pursuant To Safe Harbor
Provisions Of The Private Securities Litigation Reform Act Of
1995    -   In this report, periodic reports filed with the
Securities and Exchange Commission, press releases and other communications from time to time, the Company sometimes makes "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for the future and information about its future plans, such as plans with respect to commercializing the asphalt technology;
continued research and development; the costs and feasibility of constructing a commercial retorting plant; the Company's plans and expectations as to funding of capital expenditures and
operations; and other statements of expectations, beliefs,
future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such
statements.  Many of these risks and uncertainties have been discussed in the Company's prior filings with the Securities and Exchange Commission.
        The Company's strategy is (i) to continue to seek opportunities to fund the Asphalt Feasibility Program, including the construction of a commercial plant, and (ii) to look for other opportunities to commercialize the Company's oil shale technology. It will pursue these strategies without employees or significant operational or capital resources.  The most
important factors that could prevent the Company from achieving these goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but not limited to, the following:
        - A reduced demand for or interest in the Company's asphalt product, for example, resulting from the failure of government agencies to require that asphalt used in highway construction projects have characteristics like the Company's asphalt product.
        -       The development of alternative or competing asphalt
                modifiers.
        - As the Company operates in a capital-intensive industry, the inability to secure adequate capital to fund ongoing operations or a commercial plant.
        -       Risks inherent in construction, including delays and
                cost overruns.
        -       Changes in government regulations.
                Liquidity   -  Due to the inability to obtain
financing for a commercial project, the exhaustion of the
Company's existing financial resources, and the fact that the Company's line of credit will mature on July 1, 1997, the
Company expects that it will not have the funds to continue operations, and may be required to sell assets or liquidate to meet its obligations.
        The Company realized an increase in working capital of $256,219 in the fiscal year ended June 30, 1996. Funds were primarily obtained from sales of asphalt paving material and from interest and principal payments on the promissory note from
The Oil Shale Corporation.  Funds were used primarily for
operating expenses, and research and development related to the Asphalt Feasibility Program.
        On May 1, 1994, the Company was granted an increase in its line of credit to $5,500,000 by the Trust. Borrowings under this note are at the discretion of the trustees of the Trust.
The note is due on July 1, 1997.   The Company had borrowed
$5,497,119 on this note as of June 30, 1996. In recognition of the Company's inability to repay the interest on this note, the Trust waived unpaid interest accrued to date and eliminated further interest accruals.
        The Trust has notified the Company that it does not intend to increase the line of credit, and it is unlikely that the Trust will agree to extend the maturity date. Accordingly, the Company will not have any funds to continue operations unless it succeeds in obtaining additional financing. Since 1989, the Company has been seeking to obtain financial commitments to design, construct, and operate a commercial facility to produce asphalt. To date, the Company has not received significant indications of interest, and it currently appears unlikely that it will succeed in obtaining such financial commitments.
        Possible future sources of cash include sales of oil shale-derived asphalt paving materials and payments on The Oil Shale Corporation's Promissory Note. Additional future sources of cash may include revenues from the performance of further research services or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.
        The Company has reduced operating expenses by laying off all employees and discontinuing operations related to the Asphalt Feasibility Program. In order to maintain the facilities and remaining assets of the Company, minimum operating expenses of approximately $100,000 annually must be met. Management believes that the Company's share of payments on The Oil Shale Corporation's Promissory Note will be sufficient to cover projected costs for the year ending June 30, 1997.
        If the Company is required to repay the promissory note to the Trust in full, any source of cash available to meet these expenses would be depleted. The Company does not believe it will have sufficient revenues to pay operating costs at a level needed to continue the Asphalt Feasibility Program. Further, if the Trust does not agree to extend the maturity date of its note beyond July 1, 1997, unless the Company obtains additional financing (which currently appears unlikely), the Company will be required to sell or transfer assets to repay the note, and may be required to terminate operations and liquidate. The
Company may negotiate with the Trust to retain some portion of The Oil Shale Company's promissory note as a source of cash flow to meet these expenses, however there is no assurance that these negotiations will be successful.
                Capital Resources - New Paraho's current long-term objectives include finding third-party funding for the research and development related to the Asphalt Feasibility Program and the Paraho Process, licensing of the Paraho Process and commercialization of shale oil and shale oil-derived products.
In pursuit of these objectives, New Paraho incurred costs and expenses of $544,049 in fiscal 1996. The Company does not have the resources to commit significant funds for these objectives in 1997 and later years. At the present time, New Paraho believes that the most viable option for the continued pursuit of these aforementioned objectives is the successful completion of the Asphalt Feasibility Program and subsequent commercialization efforts. Management has estimated that such a commercial project would require capital of $54 million.
While the Company has been attempting to seek commitments for such financing, it has been unable to do so to date, and it currently appears unlikely that it will succeed in doing so.

                Results of Operations
                         1996 - Revenues in fiscal 1996 consisted
primarily of sales of SOMAT and interest payments on the promissory note from The Oil Shale Corporation. In addition, an extraordinary gain was incurred when the Tell Ertl Family Trust relieved and discharged the Company of all obligations to pay accrued interest on its line of credit with the Trust. Costs and expenses related to research and development of the Asphalt Feasibility Program.

                         1995  -  Revenues in fiscal 1995 consisted
primarily of sales of SOMAT and interest received on the promissory note from The Oil Shale Corporation. Costs and expenses related to research and development of the Asphalt
Feasibility Program.

                         1994  -  Revenues in fiscal 1994 consisted mainly
of interest received on the promissory note from The Oil Shale
Corporation and sales of SOMAT. Costs and expenses related primarily to research and development of the Asphalt Feasibility
Program.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                          Page

        Report of Independent Auditors                      25

        Consolidated Balance Sheets at June 30,             26
                1996 and June 30, 1995

        Consolidated Statements of Operations for           28
                the years ended June 30, 1996, 1995
                and 1994

        Consolidated Statements of                          29
                Stockholders' Equity for the years
                ended June 30, 1996, 1995 and 1994

        Consolidated Statements of Cash flows for           30
                the years ended June 30, 1996, 1995
                and 1994

        Notes to Consolidated Financial Statements          31

                                   Consolidated Financial Statements


                                      THE NEW PARAHO CORPORATION



                               Years ended June 30, 1996, 1995 and 1994
                                  with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors
The New Paraho Corporation

We have audited the accompanying consolidated balance sheets of The New Paraho Corporation as of June 30, 1996 and 1995, and the related consolidated statments of operations stockholders equity (deficit), and cash flows for each fo the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Paraho Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Companys recurring losses from operations, net capital deficiency and inability to obtain financing to construct a commercially feasible oil shale retort facility raise substantial doubt about its ability to continue as a going concern. Managements plans as to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                          EY

August 7, 1996

The New Paraho Corporation

Consolidated Balance Sheets


                                                  June 30
                                          1996              1995
Assets
Current assets:
  Cash                                  $   491,164    $   130,908
  Accounts receivable                        28,246          1,717
  Short-term investments                          -         20,000
  Inventory                                  67,105        195,394
  Note receivable (Note 4)                  385,390        385,390
  Interest receivable (Note 4)               14,452         16,190
  Prepaid expenses                           14,413         16,771
Total current assets                      1,000,770        766,370

Plant, furniture and equipment (net)
     at cost (Note 3)                        87,920        130,408
Oil shale mineral properties, at
     cost (Note 3)                           40,525         40,525
Patent (net of accumulated amortization
     of $12,186 and $10,154 in 1996 and
     1995, respectively)                     22,336         24,368
Supplies                                     12,044         12,044
Note receivable (Note 4)                  3,083,120      3,468,510
Certificates of deposit, restricted
     (Note 5)                                27,000         27,000
Deposits                                        725            725


Total Assets                             $4,274,440     $4,469,950

                                                  June 30
                                           1996             1995

Liabilities and stockholders' equity
     (deficit)
Current liabilities:
  Accounts payable                      $    20,456     $   37,214
  Accrued liabilities                        10,547         15,608
Total current liabilities                    31,003         52,822

Long-term liabilities:
  Note payable, related party, includ-
    ing interest of $0 and $1,294,959
    in 1996 and 1995, respectively
    (Note 9)                              5,497,119      6,792,078

Commitment (Note 10)

Stockholders' equity (deficit)
  (Notes 2 and 11):
  Common stock, $.01 par value;
    authorized 75,000,000 shares;
    issued and outstanding 50,772,982
    shares                                  507,730        507,730
  Par value of common stock issued in
    excess of the fair market value of
    assets acquired                        (368,538)      (368,538)
  Retained earnings (deficit)            (1,392,874)    (2,514,142)
Total stockholders' equity (deficit)     (1,253,682)    (2,374,950)
Total liabilities and stockholders'
  equity (deficit)                       $4,274,440     $4,469,950



See accompanying notes.

The New Paraho Corporation

Consolidated Statements of Operations

                                                   Year ended June 30

                                            1996         1995        1994
Revenues:
  Asphalt sales                         $  137,452   $  283,969   $   71,527
  Research and contract services            30,598          778            -
  Interest income                          193,778      207,128      221,678
  Other                                      8,534        3,444       (1,495)
                                           370,362      495,319      291,710

Costs and expenses:
  Asphalt research                         373,387      743,482      880,191
  General and administrative               170,662      249,522      317,664
  Interest expense                               4      570,487      391,071
                                           544,053    1,563,491    1,588,926
Net loss before extraordinary item        (173,691)  (1,068,172)  (1,297,216)

Extraordinary gain or early extinguish-
  ment of debt                           1,294,959            -            -

Net income (loss)                       $1,121,268  $(1,068,172) $(1,297,216)


Net income (loss) per share:
  Loss before extraordinary item          $ (.01)      $ (.02)      $ (.03)
  Extraordinary item                         .03            -            -
Net income (loss) per share               $  .02       $ (.02)      $ (.03)

Weighted average shares                 50,772,982   50,772,982   50,876,691



See accompanying notes.

                                    THE NEW PARAHO CORPORATION

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)






                                                                         Par Value
                                                                          of Common
                                                                          Stock Issued
                                                                        in Excess of the           Retained
                                               Common Stock            Fair Market Value          Earnings
                                             Shares         Amount       of Assets Acquired       (Deficit)

Balance at June 30, 1993                    50,980,400   $ 509,804          $ (358,167)          $ (148,754)
   Net loss                                    -                 -                   -           (1,297,216)
  Reclassification of
     treasury stock                           (207,418)       (2,074)           (10,371)                   -
Balance at June 30, 1994                    50,772,982       507,730           (368,538)          (1,445,970)
   Net loss                                          -             -                  -           (1,068,172)
Balance at June 30, 1995                    50,772,982       507,730           (368,538)          (2,514,142)
   Net income                                        -             -                  -            1,121,268
Balance at June 30, 1996                    50,772,982       $507,730          $(368,538)        $(1,392,874)


                                                                         Total
                                                                     Stockholders'
                                              Treasury Stock             Equity
                                            Shares        Amount        (Deficit)
Balance at June 30, 1993                   207,418      $(12,445)    $     (9,562)
  Net loss                                       -             -       (1,297,216)
  Reclassification of
   treasury stock                          (207,418)       12,445                -
Balance at June 30, 1994                          -             -       (1,306,778)
  Net loss                                        -             -       (1,068,172)
Balance at June 30, 1995                          -             -       (2,374,950)
  Net income                                       -            -        1,121,268
Balance at June 30, 1996                           -             -       (1,253,682)

See accompanying notes.

                                             The New Paraho Corporation

                                        Consolidated Statement of Cash Flows

                                                    Year ended June 30
                                             1996          1995         1994
Operating activities
Net income (loss)                        $1,121,268  $(1,068,172)  $(1,297,216)
Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    Depreciation and amortization            42,280       45,684        26,987
    Forgiveness of debt                  (1,294,959)           -             -
    Gain on disposal of assets               (3,629)           -             -

Changes in operating assets
  and liabilities:
    Receivables                             (24,791)      24,431        (2,136)
    Inventory                               128,289      136,276      (331,670)
    Prepaid expenses                          2,358          268        (2,143)
    Accounts payable                        (16,758)    (109,795)      (38,191)
    Accrued liabilities                      (5,061)     (11,658)       12,539
    Accrued interest and discount on
      payable to income certificate
      holders                                     -      569,923        78,974
Net cash used in operating activities       (51,003)    (413,043)   (1,552,856)

Investing activities
Purchase of plant, furniture & equipment     (3,131)           -      (105,507)
Proceeds from disposal of fixed assets        9,000            -             -
Payment received on note receivable         385,390      385,390       385,390
Short-term investments                       20,000            -             -
Net cash provided by investing
  activities                                411,259      385,390       279,883

Financing activities
Borrowing under line-of-credit agreement          -      152,000     1,338,000
Payments to income certificate holders            -            -       (87,152)
Net cash provided by financing activities         -      152,000     1,250,848
Net increase (decrease) in cash             360,256      124,347       (22,125)
Cash at beginning of year                   130,908        6,561        28,686
Cash at end of year                      $  491,164   $  130,908    $    6,561

Supplemental disclosure of cash flow
  information:
    Interest paid                        $        -   $        -    $  308,000


See accompanying notes.

  The New Paraho Corporation

                            Notes to Consolidated Financial Statements
                                           June 30, 1996


1. Description of Business and Summary of Accounting Policies

Description of Business

The New Paraho Corporation (the Company) was incorporated in December 1985 as a wholly-owned subsidiary of Energy Resources Technology Land, Inc. (ERTL).
ERTL capitalized the Company with $1,000 and contributed 50% of its interest in oil shale mineral properties located in Rio Blanco County, Colorado. Operations of the Company commenced on July 23, 1986.

On July 23, 1986, the Company merged with Paraho Development Corporation pursuant to Paraho Development Corporations Plan of Reorganization (Plan of Reorganization) under Chapter 11 of the United States Bankruptcy Code. Shareholders of Paraho Development Corporation received 5% of the outstanding common stock of the Company and former creditors of Paraho Development Corporation received 15% of the common stock of the Company and income certificates representing a right to a specified percentage of certain income received by the Company from oil shale mineral properties located in Rio Blanco County, Colorado.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Plant, Furniture and Equipment, Oil Shale Mineral Properties, and Patent

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization is provided on straight-line basis over seventeen years, the estimated useful life of the patent.

The New Paraho Corporation

1. Description of Business and Summary of Accounting Policies (continued)

Inventory

Inventory consists of shale oil asphaltic cement and is stated at the lower of cost or estimated net realizable value.

Net Income (Loss) Per Share

Net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period.

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

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Companys note receivable is the result of a sale of certain property and mineral rights in fiscal year 1988 (Note 4). The note is secured by the assets sold.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The New Paraho Corporation

1. Description of Business and Summary of Accounting Policies (continued)

Reclassifications

Certain amounts in 1995 and 1994 have been reclassified to conform to the 1996 presentation.

New Accounting Standard

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Statement prescribes the accounting for the impairment of long-lived assets, such as property, plant, and equipment, and requires assets to be recorded at the lower of the assets' carrying amount or fair value when events or circumstances indicate an impairment may exist. The Statement is effective for fiscal year 1997, the Company does not expect the effect of implementing the Statement wil be material.
2. Ability to Continue As a Going Concern

As of June 30, 1996, the Company has an accumulated deficit of $1,392,874 and a net capital deficiency of $1,253,682. Ultimately, the Company's ability to continue as a going concern is dependent on obtaining sufficient financing to construct a commercially feasible oil shale retort facility. Management will continue to seek sources for this financing. Management believes the cash on hand at June 30, 1996 and proceeds from the note receivable (see Note 4) and the sale of inventory will be sufficient to fund operations through June 30, 1997.

These financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The New Paraho Corporation

3. Plant, Furniture and Equipment and Oil Shale Mineral Properties

Plant, furniture and equipment at June 30, 1996 and 1995 consist of:

                                                            1996         1995

        Retort facility and related equipment           $ 235,818         $244,502
        Other equipment                                    37,603            37,603
        Office Furniture and equipment                     42,088            42,085
                                                          315,509          324,190
        Less accumulated depreciation                    (227,589)        (193,782)
                                                        $  87,920         $130,408

Oil shale mineral properties at June 30, 1996 and 1995 consist of:

                                                               1996         1995
        Paraho Ute Project:
            Utah state leasehold rights                      $ 24,525       $ 24,525
            Utah fee land                                      16,000          16,000
                                                             $ 40,525       $ 40,525

Oil shale mineral properties consist of approximately 10,272 acres of Utah state leases and an 80% undivided interest in 160 acres of Utah fee land. Annual renewal and rental payments of $10,272 are required on the Utah state leases.

4. Note Receivable and Sale of Property and Mineral Rights

On December 17, 1987, Tosco Corporation's wholly-owned subsidiary, The Oil Shale Company, exercised its option, granted in 1963 by the Company's parent, to acquire from the Company its 50% ownership interest in certain property and mineral rights for $6,355,850. The Company received $575,000 cash and a note receivable in the amount of $5,780,850 on closing. The note is receivable in fifteen equall annual installments of $385,390 which commenced December 17, 1990. The principal balance bears interest at 5% receivable quarterly.

The New Paraho Corporation

5. Certificates of Deposit

The Company has $27,000 in certificates of deposit which are restricted under terms of a reclamation performance bond and will be released following completion of mining activities and restoration of mining sites. Management believes the certificates of deposit are sufficient to provide for required reclamation costs.

6. Troubled Debt Restructuring

During fiscal year 1996, Tell Ertl Family Trust, the holder of the note payable (see Note 9) forgave all accrued interest owed by the Company and will cease to charge interest in the future. This resulted in an extraordinary gain to the Company of $1,294,959.

7. Income Taxes

The Company accounts for income taxes in conformity with FAS No. 109. Under the provisions of FAS No. 109, a deferred tax liability or asset (net of a valuation allowance is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differnces which result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

The New Paraho Corporation

7. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            June 30
                                       1996           1995

Deferred tax liabilities:
  Tax over book depreciation       $  318,991    $  293,614
Total deferred tax liabilities        318,991       293,614

Deferred tax assets:
  Tax net operating loss
    carryforwards                   3,291,212     3,708,153
  Business credits and other          133,188       153,876
  Tax basis of property and
    equipment greater than book       800,459       800,459
Total deferred tax assets           4,224,859     4,662,488
Valuation allowance for deferred
  tax assets                       (3,905,868)   (4,368,874)
Net deferred tax assets               318,991       293,614
Net deferred tax
  assets/liabilities               $        -    $        -



The Company has operating loss carryforwards for income tax purposes of approximately $8,895,000, which expire in varying amounts from 2002 to 2010. In addition, the Company has general business credit carryovers for income tax purposes of approximately $131,000, which expire in varying amounts from 1997 to 2004.

The Company is included, for federal income tax purposes, in the consolidated income tax return filed by ERTL. General business credit carryovers of approximately $87,000 are a result of the pre-acquisition operations of Paraho Development Corporation and may only be applied against future taxable income of the Company.

The New Paraho Corporation

8. Financial Instruments

The following table lists the financial instruments held by the Company at June 30, 1996 for which the carrying and fair values differ.

                             Carrying
                            Amount of           Fair Value of
                          Asset (Liability)    Asset (Liability)

   Note receivable        $3,468,510            $3,077,743
   Note payable           (5,497,119)           (5,078,170)

The fair values of these instruments were estimated by discounting their respective cash flows using the prime (8.25%) and Treasury bond rates (7.88%) at June 30, 1996 for the note payable and note receivable, respectively, which are assumed to approximate market rates.

9. Related Party Transactions

In June 1987, the Company obtained a $2,500,000 unsecured line of credit from the Tell Ertl Family Trust, which holds 47% of the outstanding common stock of ERTL. This line was increased to $5,500,000 in May 1994 and amended in June 1996 to reflect a maturity date of July 1, 1997. The note provides that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition the line shall no longer accrue interest as of July 1, 1995. The forgiveness of debt is shown as an extraordinary gain on the statement of operations.

For the year ended June 30, 1995, the Company paid professional fees totaling $36,000 to an affiliate of a director.

The New Paraho Corporation

10. Operating Lease

The lease for land upon which the pilot plant is located was renegotiated and extended to October 1, 2002. Future minimum lease payments for this land are as follows:

      1997              $6,000
      1998               6,000
      1999               6,000
      2000               6,000
      2001               6,000
      Thereafter         7,500
                      $ 37,500

The lease provides for fixed payments of $28,296 per year prorated on a daily basis for periods when the pilot plant is in operation. The pilot plant commenced operations on November 10, 1992. Total lease payments relating to this lease were $6,000, $6,000 and $26,521 for 1996, 1995 and 1994, respectively.  The Company has the option to extend the lease upon expiration.

Upon expiration of the lease the Company is required to reclaim the land to the condition before use by the Company. The cost of reclamation was determined by the county in which the land is located and the Company has provided for this amount with certificates of deposit as described in Note 5.

11. Stock Option

On January 1, 1991, the Company granted an officer of the Company an option to purchase up to 1,150,000 shares of Common Stock for $.05 per share. Of the 1,150,000 shares included in the grant, 150,000 shares became exercisable on July 1, 1991. The remaining 1,000,000 shares are exercisable in increments of 250,000 shares to 500,000 shares upon the occurrence of specified events. The option expires ten years from the date of grant. Effective December 21, 1995, the officer assigned all right, title, and interest in the stock option agreement dated January 1, 1991 to ERTL, Inc.

The New Paraho Corporation

12. Significant Customers

One customer accounted for approximately 37% of net revenues for the year ended June 30, 1996. Two customers accounted for approximately 56% of net revenues for the year ended June 30, 1995, and one customer accounted for approximately 15% of net revenues for the year ended June 30, 1994.

13. Subsequent Event (Unaudited)

Management continues to evaluate the ability of the Company to meet its obligations existing at June 30, 1996. Management is considering a plan by which the Company would assign its interest in the Tosco note receivable (see
Note 4) and possibly other assets to the Tell Ertl Family Trust in satisfaction of the note payable (see Note 9).

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                             PART III
                                        ITEMS 10 THROUGH 13

                Items 10 through 13 are incorporated by reference from the sections entitled "Election of Directors and Officers", "Amount and Nature of Beneficial Ownership", and "Remuneration and Other Transactions with Management and
Others" in the Registrant's definitive proxy statement for its annual meeting to be held in December, 1996 which proxy statement shall be filed no later than 120 days after the end of the Company's most recent fiscal year.

                                              PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K
        The Index to Financial Statements is at Page 23. No financial statements or financial statement schedules are incorporated by reference. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
        There were no reports on Form 8-K during the last quarter of the period covered by this Annual Report.

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

(10)(l)(v) Amendment to the Promissory Note to Tell Ertl Family Trust, dated June 1, 1995. Reference is made of Exhibit (10)(l)(v) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995, that is incorporated herein by reference.

(10)(l)(vi) Amendment to the Promissory Note to Tell Ertl Family Trust, dated July 1, 1995.


(10)(l)(vii) Amendment to the Promissory Note to Tell Ertl Family Trust, dated June 1, 1996.




The Company will furnish to shareholders a copy of any exhibit upon request and the payment of five cents per page for copying costs.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE NEW PARAHO CORPORATION
                                                 (Registrant)



                                                 By: /s/Joseph L. Fox
                                                    Joseph L. Fox
                                                    President

                                                 Date: 9/30/96



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Joseph L. Fox                 Principal Executive   9/30/96
Joseph L. Fox                    Officer and Director


/s/Theo Ertl                     Chairman of the       9/30/96
Theo Ertl                        Board of Directors


/s/Jann Ertl                     Director              9/30/96
Jann Ertl


/s/Jill Ertl                     Director              9/30/96
Jill Ertl


/s/Buff Ertl Palm                Director              9/30/96
Buff Ertl Palm


/s/Twig Ertl                     Director              9/30/96
Twig Ertl


/s/Larry A. Lukens               Director              9/30/96
Larry A. Lukens


/s/William Murray, Jr.           Director              9/30/96
William Murray, Jr.


/s/Adam A. Reeves                Director              9/30/96
Adam A. Reeves


/s/Peter L. Richard              Director              9/30/96
Peter L. Richard


/s/Anne M. Smith                 Controller            9/30/96
Anne M. Smith

Exhibit No.

(10) (l) (vi)

                                       AMENDMENT TO PROMISSORY NOTE

July 1, 1995

This is an agreement to the Promissory Note, dated August 29, 1989, between The New Paraho Corporation as Borrower and the Tell Ertl Family Trust as Lender, in the original principal amount of $3,000,000 and increased by the amendments to a principal amount of $5,500,000 (the "Note"). The undersigned agree that the Note shall be modified as follows, effective July 1, 1995:

1. Effective the date set forth above, Borrower shall be relieved and discharged of all obligations to pay accrued interest on the Note.

2. Effective the date set forth above, the Note shall no longer accrue any interest, and the Borrower shall have no obligation to pay any interest on the Note after such date.

Executed to be effective as of the date set forth above.


                                         THE TELL ERTL FAMILY TRUST



                                         By:  /s/Theo Ertl
                                             Theo Ertl, Co-Trustee


                                         THE NEW PARAHO CORPORATION



                                         By:  /s/Joseph L. Fox
                                            Joseph L. Fox, President

Exhibit No.

(10) (l) (vii)




June 1, 1996


        WE, THE UNDERSIGNED, agree that the Promissory Note, between The New Paraho Corporation and the Tell Ertl Family Trust dated
August 29, 1989, and attached hereto, has been amended to state a due date of July 1, 1997.




TELL ERTL FAMILY TRUST                 THE NEW PARAHO CORPORATION



By:  /s/Theo Ertl                      By: /s/Joseph L. Fox
   Theo Ertl                               Joseph L. Fox
   Co-Trustee                              President