Form 10-Q
period 1996-09-30
NEW PARAHO CORP
filed 1996-11-13
CIK 216810

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended September 30, 1996

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of September
30, 1996.


                            1 of 9 pages
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

   ASSETS                             September 30,        June 30,
                                          1996               1996
                                       (Unaudited)
                                      ____________      ___________
   Current Assets:
        Cash                            $  265,856       $  491,164
        Accounts Receivable                      -           28,246
        Note Receivable (Note 2)           385,390          385,390
        Interest Receivable                 14,452           14,452
        Prepaid Expenses and other           9,944           14,413
        Inventory                           58,663           67,105
        Total Current Assets               734,305        1,000,770

   Supplies                                 12,044           12,044

   Plant, Furniture and Equipment,
        at cost (net of accumulated
        depreciation)                       78,252           87,920

   Mineral Properties                       40,525           40,525

   Patent, at cost (net of
        accumulated amortization)           21,830           22,336

   Note Receivable (Note 2)              3,083,120        3,083,120

   Other Assets                             27,000           27,000

   Deposits                                    725              725

        Total Assets                    $3,997,801       $4,274,440







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-


LIABILITIES AND SHAREHOLDERS' EQUITY       September 30,       June 30,
                                                1996             1996
                                            (Unaudited)      __________
Current Liabilities:
     Accounts Payable                       $    26,781      $   20,456
     Accrued Liabilities                          5,995          10,547
     Total Current Liabilities                   32,776          31,003

Long Term Liabilities:
     Note Payable (Note 3)                    5,257,119       5,497,119


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                               507,730         507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                         (368,538)       (368,538)
     Retained earnings                       (1,431,287)     (1,392,874)

       Total Shareholders' Equity (Deficit)  (1,292,095)     (1,253,682)

                                             $3,997,800      $4,274,440








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATION
                           (Unaudited)


                                Three Months     Three Months
                                    Ended            Ended
                                September 30,    September 30,
                                    1996             1995
REVENUES:
     Asphalt Sales               $     4,906     $         -
     Interest Income                  46,238          49,870
     Other                               625           1,770
TOTAL REVENUES                        51,769          51,640


COSTS AND EXPENSES:
     Asphalt Research                 28,053          86,682
     General & Admin.                 62,129          61,467
     Interest Expense                      -         149,175
TOTAL COSTS & EXPENSES                90,182         297,324

NET LOSS                           ($ 38,413)      ($245,684)


LOSS PER SHARE                        ($0.00)         ($0.00)


Weighted average
shares outstanding                50,772,982      50,772,982













               The accompanying notes are an integral part of these consolidated financial statements.

                   THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              Three Months    Three Months
                                                  Ended           Ended
                                              September 30,   September 30,
                                                   1996            1995
Cash flows from operating activities:
  Net Loss                                      ($   38,413)   ($  245,684)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    10,175         10,935
    Change in operating assets and liabilities:
      Change in receivables                          28,246         (1,359)
      Change in inventory                             8,442              -
      Change in prepaid expenses and other assets     4,469          4,211
      Change in accounts payable                      6,325         (3,072)

      Change in accrued liabilities                  (4,552)         4,708
        Net cash used by operating activities        14,692       (230,561)

Cash flows from investing activities:
  Asset acquisition                                       -              -
       Net cash used by investing activities              0              0

Cash flows from financing activities:
  Borrowings (payments) on line of credit          (240,000)       149,175
        Net cash provided by financing activities  (240,000)       149,175

Net increase (decrease) in cash                    (225,308)       (81,386)

Cash at beginning of year                           491,164        130,908

Cash at end of quarter                            $ 265,856       $ 49,522








                   The accompanying notes are an integral part of these consolidated financial statements.

        THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES


NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 audited report in Form 10-K, filed with the Securities and Exchange Commission.


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


NOTE 3 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and on June 1, 1996, the note was amended to reflect a maturity date of July 1, 1997. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. As of September 30, 1996, the Company owed $5,257,119 on this note. The terms of the note provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.


LIQUIDITY AND CAPITAL RESOURCES

     The Company realized a decrease in working capital of $268,238 during the three months ended September 30, 1996. Funds were primarily provided by the interest payments received from The Oil Shale Company on the note described above.
     On August 29, 1989, the Company signed an unsecured promissory note with the Tell Ertl Family Trust in order to fund the Asphalt Feasibility Program. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994.
     On July 1, 1995, in recognition of the Company's inability to repay the interest on this note, the Trust waived unpaid interest accrued to date and eliminated further interest accruals. In September of 1996, the Company made a principal payment of $240,000 which reduced the total amount of the note due to $5,257,119. The Company does not expect to be able to pay the note in full when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: finding third-party funding for the research and development related to the Asphalt Feasibility Program and the Paraho Process, licensing the Paraho technology, and commercialization of shale oil and shale oil-derived products. In pursuit of these objectives, the Company incurred costs and expenses of $90,182 in the three months ended September 30, 1996. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of discontinuing operations and meeting expenses primarily associated with maintaining its facilities for possible future use.
     Possible future sources of cash include revenues from the sales of SOMAT and from payments on the note receivable from The Oil Shale Company. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended September 30, 1996

     Revenues of $51,769 for the quarter ended September 30, 1996, consisting primarily of interest on the promissory note from The Oil Shale Company, did not vary significantly from the $51,640 for the quarter ended September 30, 1995.
     Expenses of $90,182 for the quarter ended September 30, 1996 were approximately eighty percent less than the $297,324 for the same quarter in the previous year, because the Company had discontinued its operations and cut staff.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


11/11/96                           /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


11/11/96                           /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller