Form 10-Q
period 1996-12-31
NEW PARAHO CORP
filed 1997-02-14
CIK 216810

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended December 31, 1996

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of December
31, 1996.

                            1 of 9 pages
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

   ASSETS                             December 31,         June 30,
                                          1996               1996
                                       (Unaudited)
                                      ____________      ___________
   Current Assets:
        Cash                             $ 130,691       $  491,164
        Accounts Receivable                      -           28,246
        Note Receivable (Note 2)                 -          385,390
        Interest Receivable                      -           14,452
        Prepaid Expenses and other           5,475           14,413
        Inventory                           58,663           67,105
        Total Current Assets               194,829        1,000,770

   Supplies                                 12,044           12,044

   Plant, Furniture and Equipment,
        at cost (net of accumulated
        depreciation)                       68,585           87,920

   Mineral Properties                       40,525           40,525

   Patent, at cost (net of
        accumulated amortization)           21,322           22,336

   Note Receivable (Note 2)                      -        3,083,120

   Other Assets                             27,000           27,000

   Deposits                                    725              725

        Total Assets                      $365,030       $4,274,440







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-


LIABILITIES AND SHAREHOLDERS' EQUITY        December 31,       June 30,
                                                1996             1996
                                            (Unaudited)      __________
Current Liabilities:
     Accounts Payable                       $    25,133      $   20,456
     Accrued Liabilities                          7,343          10,547
     Total Current Liabilities                   32,476          31,003

Long Term Liabilities:
     Note Payable (Note 3)                      873,999       5,497,119


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                               507,730         507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                         (368,538)       (368,538)
     Retained earnings                         (680,637)     (1,392,874)
                                               (541,445)     (1,253,682)

       Total Shareholders' Equity              (541,445)     (1,253,682)

                                               $365,030      $4,274,440








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATION
                             (Unaudited)


                       Six Months   Six Months   Three Months  Three Months
                          Ended       Ended         Ended          Ended
                      December 31, December 31,  December 31,  December 31,
                          1996         1995          1996          1994
REVENUES:
     Asphalt Sales    $     4,906   $        0   $        0     $        0
     Interest Income       76,906       98,277       30,668         48,407
     Other                  2,585       41,155        1,960         39,385
TOTAL REVENUES             84,397      139,432       32,628         87,792


COSTS AND EXPENSES:
     Asphalt Research      28,967      148,271          914         61,589
     General & Admin.     106,385      125,436       44,256         63,969
     Interest Expense           0      297,673            0        148,498
TOTAL COSTS & EXPENSES    135,352      571,380       45,170        274,056

NET LOSS BEFORE
EXTRAORDINARY ITEM        (50,955)    (543,087)     (12,542)      (186,264)

Extraordinary gain         763,192            0      763,192             0

NET INCOME (LOSS)         $712,237    ($431,948)    $750,650     ($186,264)


INCOME (LOSS) PER SHARE       $0.01       ($0.01)      $0.01        ($0.01)


Weighted average
shares outstanding     50,772,982   50,772,982   50,772,982     50,772,982








               The accompanying notes are an integral part of these consolidated financial statements.

                   THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Six Months      Six Months
                                                  Ended           Ended
                                               December 31,    December 31,
                                                   1996            1995
Cash flows from operating activities:
  Net Income (loss)                              $  712,237   ($  431,948)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    20,349         21,270
    Change in operating assets and liabilities:
      Change in receivables                          42,698           (831)
      Change in inventory                             8,442              -
      Change in prepaid expenses and other assets     8,938          9,851
      Change in accounts payable                      4,677          5,541
      Change in accrued liabilities                  (3,204)        (3,333)
        Net cash provided (used) by operating
        activities                                   794,137      (399,450)

Cash flows from investing activities:
  Asset acquisition                                        -        (3,129)
        Net cash used by investing activities              0        (3,129)


Cash flows from financing activities:
  Borrowings (payments) under line of credit     (1,540,000)       297,673
  Principal payment received                        385,390        385,390
        Net cash provided (used) by financing
        activities                               (1,154,610)       683,063

Net increase (decrease) in cash                    (360,473)       280,484

Cash at beginning of year                           491,164        130,908

Cash at end of quarter                            $ 130,691      $ 411,392






                   The accompanying notes are an integral part of these consolidated financial statements.

        THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES

NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the periods presented. The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 audited report in Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - SALE OF PROPERTY AND MINERAL RIGHTS

     On December 17, 1987 Tosco Corporation's wholly owned subsidiary, The Oil Shale Company, exercised its option, granted in 1963 by the Company's parent, to acquire from the Company its 50% ownership interest in certain property and mineral rights for $6,355,850. The Company received $575,000 cash and a note
receivable in the amount of $5,780,850 on closing.   The note is
receivable in fifteen equal annual installments of $385,390, commencing December 17, 1990. The principal balance bears interest receivable quarterly at 5%. On December 18, 1996, the Company executed an assignment of its interest in this note, to the Tell Ertl Family Trust, in partial repayment of the line of credit described below in Note 3.

NOTE 3 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and on June 1, 1996, the note was amended to reflect a maturity date of July 1, 1997. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The terms of the note provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note.
     On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company (described in Note 2) in partial repayment of this line of credit. This assignment, together with cash payments of $1,540,000 made during the six months ended December 31, 1996, has reduced the total amount outstanding on the line of credit to $873,999. This remaining balance continues to carry the terms described above.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company realized a decrease in working capital of $807,414 during the six months ended December 31, 1996. Funds were primarily provided by the principal and interest payments received from The Oil Shale Company on the note described above. In addition the Company received a reimbursement of $758,192 from its parent for tax savings that the parent was able to realize by utilizing the Company's net operating loss carryforwards, in accordance with the tax allocation policy of the parent and Company.
     On August 29, 1989, the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of December 31, 1996, the Company owed $873,999 to the Trust. The funds were used to cover the cost of operating expenses and asphalt research and development. On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company to the Trust in partial repayment of this note.The Company does not expect to be able to pay the balance remaining on this note when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $135,352 in the six months ended December 31, 1996. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing all operations.
     Possible future sources of cash include revenues from the sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended December 31, 1996

     Revenues of $37,628 for the quarter ended December 31, 1996, consisting primarily of interest on the promissory note from The Oil Shale Company were less than half of the amount recognized in the same quarter of the previous year which included some contract revenues. The Company realized an extraordinary gain of $758,192 pursuant to its tax allocation with its parent.
     Expenses of $45,170 for the quarter ended December 31, 1996 were approximately eighty percent less than the $274,056 for the same quarter in the previous year, because the Company had discontinued production, cut staff, and ceased to accrue interest.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


2/14/97                            /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


2/14/97                            /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller