Form 10-Q
period 1997-03-31
NEW PARAHO CORP
filed 1997-05-12
CIK 216810

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended March 31, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of March 31, 1997.

                            1 of 9 pages

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

ASSETS                                March 31,         June 30,
                                        1997              1996
                                     (Unaudited)
                                    ____________      ___________
Current Assets:
     Cash                             $  85,511       $  491,164
     Accounts Receivable                      -           28,246
     Note Receivable (Note 2)                 -          385,390
     Interest Receivable                      -           14,452
     Prepaid Expenses and other           1,004           14,413
     Inventory                           58,663           67,105
     Total Current Assets               145,178        1,000,770

Supplies                                 12,044           12,044

Plant, Furniture and Equipment,
     at cost (net of accumulated
     depreciation)                       58,917           87,920

Mineral Properties                       40,525           40,525

Patent, at cost (net of
     accumulated amortization)           20,815           22,336

Note Receivable (Note 2)                      -        3,083,120

Other Assets                             27,000           27,000

Deposits                                      -              725


     Total Assets                    $  304,479       $4,274,440







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-



LIABILITIES AND SHAREHOLDERS' EQUITY    March 31,       June 30,
                                          1997            1996
                                       (Unaudited)     __________
Current Liabilities:
     Accounts Payable                     $  9,663    $   20,456
     Accrued Liabilities                     6,135        10,547
     Total Current Liabilities              15,798        31,003

Long Term Liabilities:
     Note Payable (Note 3)                 873,999     5,497,119


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                          507,730       507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                    (368,538)     (368,538)
     Retained earnings                    (724,510)   (1,392,874)

       Total Shareholders' Equity         (585,318)   (1,253,682)

                                          $304,479    $4,274,440








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATION
                             (Unaudited)


                         Nine Months   Nine Months  Three Months  Three Months
                            Ended       Ended         Ended          Ended
                          March 31,   March 31,     March 31,      March 31,
                            1997         1996          1997           1996
REVENUES:
   Asphalt Sales        $   6,796    $        0    $    1,890     $        0
   Interest Income         79,292       144,024         2,386         45,747
   Other                    3,684        38,355         1,099         (2,800)
TOTAL REVENUES             89,772       182,379         5,375         42,947


COSTS AND EXPENSES:
   Asphalt Research        41,264       187,167        12,297         38,896
   General & Admin.       143,336       154,397        36,951         28,961
   Interest Expense             0       439,322             0        141,649
TOTAL COSTS & EXPENSES    184,600       780,886        49,248        209,506

NET LOSS BEFORE
EXTRAORDINARY ITEM       (94,828)     (598,507)      (43,873)      (166,559)

Extraordinary gain        763,192             0             0              0

NET INCOME (LOSS)        $668,364     ($598,507)    ($ 43,873)     ($166,559)


INCOME (LOSS) PER SHARE     $0.01        ($0.01)       ($0.00)        ($0.00)

Weighted average
shares outstanding     50,772,982    50,772,982    50,772,982     50,772,982







               The accompanying notes are an integral part of these consolidated financial statements.

                   THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Nine Months    Nine Months
                                                  Ended           Ended
                                                  March 31,       March 31,
                                                   1997            1996

Cash flows from operating activities:
  Net Income (loss)                              $  668,364    ($  598,507)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    30,526         31,905
    Change in operating assets and liabilities:
      Change in receivables                          42,698           (135)
      Change in inventory                             8,442              0
      Change in prepaid expenses and other assets    14,133         15,491
      Change in accounts payable                    (10,794)          (973)
      Change in accrued liabilities                  (4,412)          (906)
        Net cash provided (used) by operating
        activities                                  748,957       (553,125)

Cash flows from investing activities:
  Asset acquisition                                        -         2,241
   Net cash used by investing activities                   0         2,241

Cash flows from financing activities:
  Borrowings (payments) under line of credit     (1,540,000)       439,318
  Principal payment received                        385,390        385,390
        Net cash provided (used) by financing
        activities                               (1,154,610)       824,708

Net increase (decrease) in cash                    (405,653)       273,824

Cash at beginning of year                           491,164        130,908

Cash at end of quarter                            $  85,511      $ 404,732






                   The accompanying notes are an integral part of these consolidated financial statements.

      THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES

NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the periods presented. The results of operations for the nine month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 audited report in Form 10-K, filed with the Securities and Exchange Commission.

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

NOTE 3 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and on June 1, 1996, the note was amended to reflect a maturity date of July 1, 1997. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The terms of the note provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note.
     On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company (described in Note 2) in partial repayment of this line of credit. This assignment, together with cash payments of $1,540,000 made during the nine months ended March 31, 1997, has reduced the total amount outstanding on the line of credit to $873,999. This remaining balance continues to carry the terms described above.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES


  The Company realized a decrease in working capital of $840,386 during the nine months ended March 31, 1997. Funds were primarily provided by the principal and interest payments received from The Oil Shale Company on the note described above. In addition the Company received a reimbursement of $763,192 from its parent for tax savings that the parent was able to realize by utilizing the Company's net operating loss carryforwards, in accordance with the tax allocation policy of the parent and Company.
     On August 29, 1989, the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of March 31, 1997, the Company owed $873,999 to the Trust. The funds were used to cover the cost of operating expenses and asphalt research and development. On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company to the Trust in partial repayment of this note.The Company does not expect to be able to pay the balance remaining on this note when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $184,600 in the nine months ended March 31, 1997. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing all operations.
     Possible future sources of cash include revenues from the sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended March 31, 1997

     Revenues of $5,375 for the quarter ended March 31, 1997, consisting primarily of interest income and rents were significantly less than the amount recognized in the same quarter of the previous year which included interest payments on the promissory note from The Oil Shale Company.
     Expenses of $49,248 for the quarter ended March 31, 1997 were approximately eighty percent less than the $209,506 for the same quarter in the previous year, because the Company had discontinued production, cut staff, and ceased to accrue interest.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


5/12/97                            /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


5/12/97                            /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller