Form 10-K
period 1997-06-30
NEW PARAHO CORP
filed 1997-09-29
CIK 216810

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                     ______________________

                            FORM 10-K
                          ANNUAL REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     (X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 1997 or

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant (9,988,662 shares) based upon the most recent average bid and asked prices of such stock which are as of August
29, 1997.
                            $ 0



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

Registrant's definitive proxy statement filed pursuant to Regulation 14A, for the annual meeting to be held in December, 1997 is incorporated into Part III by reference.

                            PART I

Item 1.   BUSINESS
               Introduction - The New Paraho Corporation and its subsidiaries (the "Company" or "New Paraho") hold patents and proprietary rights applicable to the retorting of oil from shale by use of an aboveground, vertical shaft retort. The Company also has certain intellectual properties for the testing and commercial development of the use of shale oil in the production of asphalt. In addition, the Company owns interests in oil shale lands.
               History - On July 23, 1986 Paraho Development Corporation merged with New Paraho, which was a wholly-owned subsidiary of Energy Resources Technology Land, Inc. ("ERTL"), pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code. Following the merger, shareholders of Paraho Development Corporation received 5% of the outstanding common stock of New Paraho. Former creditors of Paraho Development Corporation received 15% of the common stock of New Paraho and income certificates (the "Income Certificates") representing rights in oil shale mineral properties located in Rio Blanco County, Colorado which were previously owned by ERTL (all of ERTL's interest in such properties before it transferred 50% of such interest to the Company is hereinafter defined as the "Rio Blanco Properties"). After the merger, ERTL owned 80% of the outstanding common stock of New Paraho.
     New Paraho was incorporated in December 1985 as a wholly-owned subsidiary of ERTL. ERTL capitalized New Paraho with $1,000 and contributed 50% of its interest in the Rio Blanco Properties. ERTL accounted for the acquisition of Paraho Development Corporation as a purchase.
     Based upon the current control by ERTL of New Paraho, the Company is included for Federal income tax purposes as part of the ERTL consolidated group of corporations and the results of its operations are reported in the consolidated Federal income tax returns filed by ERTL from the date of the confirmation of reorganization, July 23, 1986, forward. Accordingly, and as long as such controlling interest is maintained, losses and/or tax credits, if any, for Federal income tax purposes generated by New Paraho may be applied against the income and/or income tax for Federal income tax purposes of members of the ERTL group.
     The group has established a tax allocation policy which requires the Federal income tax liability to be computed on a separate return basis. Any losses or other credits directly attributable to the Company which result in a reduction of the consolidated tax liability will be reimbursed by the parent. Likewise, the Company will be charged for its share of the consolidated tax liability. This policy resulted in a payment of $763,192 from ERTL to New Paraho in December 1996, for losses utilized by ERTL on its June 30, 1996 federal income tax return.
               Asphalt Feasibility Program - The activities of the Company have been devoted to developing, testing and test marketing shale oil-derived asphalt paving materials. There is no established market for these materials, and they are not produced in commercial quantities, although the Company has sold small quantities of these materials to customers on an isolated basis. The Company's current activities and sales are not sufficient to sustain the Company on an ongoing basis without either substantial additional outside funding or the financing and development of a commercial plant. The Company's recent activities have been designed to establish the feasibility of constructing and operating such a plant. Even if the feasibility of such a plant can be established, a number of events or circumstances could prevent the Company from establishing commercial production of shale oil-derived asphalt paving materials. These include changes in technology, changes in government regulations, and the inability to obtain financing for a commercial facility.
          To establish the commercial economics of producing shale oil-derived asphalt, the Company initiated the Asphalt Feasibility Program which included the construction and evaluation of field test strips and a more thorough evaluation of the economic viability of producing and marketing commercial quantities of shale oil-derived asphalt paving materials.
     The Company expended approximately $743,000 in 1995, $373,000 in 1996, and $81,000 in 1997 on direct research and development of this shale oil-derived asphalt product. The Company does not have funding for any additional research and development or commercial production efforts. Although the Company is seeking additional financing to fund these efforts, it currently appears unlikely that the Company will succeed in obtaining this financing.
     Based on the results of the test strip evaluations, the Asphalt Feasibility Program has determined that this product is technically feasible. Since 1989, the Company has been attempting to finance, design, and construct a retorting and SOMAT production facility suitable for asphalt operations. This has included efforts to seek funding to construct and operate a commercial-scale production facility with an initial capacity of 275 BPSD (barrels per stream day) of shale oil (Phase I) and subsequent expansion by an additional 275 BPSD (Phase II). A preliminary estimate for the construction of Phase I of the project, modernization and expansion of the mine, pilot and start-up operating losses, working capital and financing costs is $42.5 million. The estimated cost for Phase II is $15.8 million, with expected positive cash flow from operations reducing costs by $4.1 million in the fourth year of the project. Total estimated net costs for Phase I and II are $54.2 million. Although the Company has been aggressively seeking financial commitments for the construction of a commercial retorting facility since 1989, to date the Company has not received any commitments from any potential financial partner. Although the Company is continuing to seek financial commitments, and from time to time has discussions with potential funding sources, it currently has no solid prospects for obtaining this financing.
               Asphalt Feasibility Program Financing - Most of the financing for the Asphalt Feasibility Program has been provided by the Tell Ertl Family Trust (the "Trust") under a line of credit. As of June 30, 1995, the Company owed the Trust $5,497,119 in principal plus accrued interest on the line of credit. At that time, the Trust determined it would not advance further funds under the line of credit. Effective July 1, 1995, in recognition of the Company's inability to repay the line of credit, the Trust agreed to waive the repayment of interest accrued to date and to eliminate future interest accruals. On December 18, 1996, the Company used funds from the annual principal payment received on its note receivable from Tosco Corporation's wholly-owned subsidiary, The Oil Shale Corporation, resulting from its purchase of the Rio Blanco Properties (the "Purchase Option"), to reduce the principal amount of the note payable to the Trust. Also on that date, New Paraho executed an assignment to the Trust of its interest in the note receivable, in the amount of $3,083,120. These payments, in addition to two other principal payments to the Trust during fiscal year 1997 have reduced the total amount outstanding on the line of credit to $865,596. It is unlikely that the Company will be able to repay this remaining indebtedness to the Trust.
               Paraho Technology - The Company, directly and through its subsidiaries, owns the Paraho Process which consists of patents and proprietary rights applicable to the retorting of oil from shale by use of an above ground, vertical shaft retort. In connection with the Asphalt Feasibility Program, the Company has continued its research and development activities on the Paraho Process. The Company has already successfully demonstrated the Paraho Process on a semi-works scale. Paraho Development Corporation, predecessor to the Company, produced approximately 110,000 barrels of shale oil. Of these, approximately 98,000 barrels were refined into gasoline, jet fuel, heavy fuel oil and other products. These products were tested by several government agencies and private companies under the direction of the U.S. Navy, and met specifications set by the U.S. Navy. There can be no assurance, however, that any commercial oil shale facility will be constructed or that, if such a facility is constructed, it will use the Paraho Process.
     The Company will not be able to generate revenues from the Paraho Process unless it succeeds in financing the construction of a commercial facility, or is able to license the technology to third parties for construction of such a facility. Due to the Company's inability to obtain financing to date, and the lack of any interest by third parties in licensing the technology, the Company does not expect it will realize any revenues from the Paraho Process in the foreseeable future.
Even if it succeeds in financing a facility or licensing the technology to third parties, due to the lengthy lead time necessary to engineer and construct a commercial oil shale facility, as well as the constraints imposed by governmental regulations, at best, it will be a number of years before any royalties may be earned by New Paraho under any licenses it may grant for the use of the Paraho Process.
     The Paraho Process includes an entire system for the processing of oil shale, including mining, crushing, retorting and disposing of the shale. Protection of the Paraho Process is based upon several patents covering equipment, process conditions and methods of operating a retort, many of which have expired. The Company expended resources in prior years to apply for new patents as a result of the Department of Energy sponsored PON Commercial design project initiated by Paraho Development Corporation. As a result of these efforts, on August 14, 1990, the U.S. Patent Office issued this patent as #4,948,468. Management believes that the interrelation of the remaining patents, in addition to this new patent should provide adequate protection of the Paraho Process through the year 2007.
     Along with the patent protection, New Paraho has developed proprietary know-how and technical data and experience regarding the design, construction and operation of retorts and related facilities. Such technology and know-how are protected by confidentiality and patent assignment agreements. The agreements generally require the maintenance of the confidentiality of all Paraho Process technology and trade secrets and require assignment to the Company of all patents relating to its business or products. New Paraho also had rights received from ERTL to use certain rights in patents, patent applications and other intellectual properties that ERTL had acquired from Western Research Institute regarding the use of shale oil-derived asphalt material (the "WRI Technology") for the Asphalt Feasibility Program. Pursuant to the amended and restated exclusive sublicense agreement, dated September 28, 1992, between New Paraho and University of Wyoming Research Corporation (UWRC), formerly WRI, the Company was required to make annual minimum royalty payments for the three years prior to the expiration of the patent. The Company declined to make the second to the last payment, and, in effect, terminated the agreement. Rights to use this technology for commercial production of asphalt during the remaining life (through April 19, 1999) of the patent, would require negotiating a new agreement with UWRC.
               SOMAT Technology - While proceeding with the Asphalt Feasibility Program, the Company developed the SOMAT (Shale Oil Modified Asphalt Technology) process to further process crude shale oil into shale oil asphalt modifiers. This process is proprietary information and the Company seeks to protect it under patent and trade secrets law. In furtherance of this objective, in March 1996, the Company made application to the U.S. Patent Office for a patent on the use of SOMAT in recycled asphalt applications.
               Governmental Regulation - Environment  -
Federal, state and local laws and regulations have a substantial impact on the development of an oil shale industry. Environmental concerns include air quality, water usage and pollution, dust problems, spent shale disposal and land reclamation. Numerous governmental permits are required in connection with the construction and operation of one or more commercial-size retorts and related facilities (including the mine from which oil shale is extracted). Mining of the oil shale, which is accomplished using conventional room and pillar or surface mining methods, presents the usual difficulties associated with mining methods, including safety considerations. The Company believes that it and its subsidiaries have received all permits necessary for them to mine oil shale and to process it at the Pilot Plant Lease site in support of the Asphalt Feasibility Program.
               Employees - The Company currently has no paid employees. The Company has no plans to add employees unless financing for a commercial facility is obtained.
               Competition - New Paraho is only one of many companies that has attempted to develop a workable, economical process for recovering oil from shale. The adverse conditions which now exist for the commercial development of oil shale, when coupled with the absence of federal government incentives, have caused many of these companies to abandon or to defer further research and development of their competing technologies as well as development of their oil shale mineral resource holdings. Nonetheless, many of the Company's future competitors may have far greater resources than the Company. If any one of these companies is successful, its success may significantly reduce the value of the Paraho Process. Further, it is possible that new technologies, which could require lower capital costs or present other advantages, could reduce the value of the Paraho Process. New Paraho is unable, at this time, to assess accurately the status of the development or economics of competing processes, and no assurance can be given that the Paraho Process will be able to compete effectively with other processes.
     At present, management believes that the Company is the only producer of a shale oil-derived asphalt material for testing purposes. The Company believes that shale oil produced by the Paraho Process used in connection with the SOMAT Process produces a higher quality and a higher yield of asphalt modifier than shale oil produced by other processes.
     With respect to competing asphalt modifiers, a Federal program focused on the development of improved asphalt testing systems and on the development of improved asphalt binders has led to a greater demand for improved asphalt quality. Among the products used to improve the asphalt binder, lime, liquid anti-strip additives, and polymer modified asphalts are the most popular and widely used. Based on the results of the laboratory and actual road tests to date, Paraho believes that SOMAT will be able to compete effectively with these products. In the case of lime and liquid anti-strips, SOMAT's competitive advantage will come through a technically superior product that is priced comparable to the best performing anti-strip products, and in the case of the polymer modified products, SOMAT's advantage will come through comparable, if not superior, technical performance at a lower price. However, there is no assurance that competitors will not develop products with performance characteristics superior to SOMAT.

Item 2.  PROPERTIES
               Rio Blanco Properties - On December 17, 1987, The Oil Shale Corporation, a wholly-owned subsidiary of Tosco Corporation exercised the Purchase Option on the Rio Blanco Properties. Details of the transaction are as described in the discussion of the Asphalt Feasibility Program.
               Pilot Plant Lease - On October 15, 1982, Paraho Development leased 200 acres of private land near Rifle, Colorado from an individual for an initial term of ten years with provisions for extensions. The leased land provides a location for the Company to operate its pilot oil shale retort facility, and management considers the land to be adequate space to enable New Paraho to carry out research operations. As renegotiated on October 8, 1992, the lease calls for an annual minimum rent of $6,000 and an operational rate of $28,296 per year. The new lease expires in October, 2002. For the twelve months ended June 30, 1997 the lease was maintained at the minimum rent level.
               Utah Oil Shale Lands - New Paraho has acquired rights to approximately 10,432 acres of oil shale lands in Uintah County, Utah. Of the total, New Paraho owns an undivided 80% interest in 160 acres in fee. The remaining 10,272 acres are controlled by New Paraho under State of Utah Leases for oil shale or under agreements with third parties.

Item 3.  LEGAL PROCEEDINGS
          Parties in Corn Construction Co. v. Walker Field, Colorado, Public Airport Authority, Case No. 96 CV 545; Division B, Mesa County District Court have designated New Paraho as a potentially responsible non-party and, on or about September 22, 1997, defendant Corn Construction Co. ("Corn") filed a Motion for Leave to file Third Party Complaint against New Paraho.
This proceeding involves an allegedly defective runway constructed at Walker Field Airport in Grand Junction, Colorado in 1996. Walker Field Airport alleges that its general contractor, Corn, and the engineer on the project, Armstrong Consultants, Inc. ("Armstrong"), negligently designed and built the runway. In the third party designation and in the Third Party Complaint, Armstrong and Corn, respectively, contend that New Paraho negligently made representations about its shale oil-derived asphalt modifier product, which was a component of the asphalt runway. In addition, Corn, in its Third Party Complaint, set forth claims of negligence, breach of contract, "implied contractual Indemnity" and "breach of implied warranty of fitness of particular purpose" against New Paraho. It is likely that Corn will be allowed to join New Paraho and there is the possibility that one or more other parties to this litigation may also assert claims against New Paraho.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not Applicable.
                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCK HOLDER MATTERS
     The Company's common stock is traded over-the-counter. The reported high and low bid prices for each quarterly period since
July 1, 1995 are as follows:

                 FROM THE NATIONAL DAILY QUOTATION SERVICE

                                    Bid Prices           Asked Prices
                                   High     Low          High     Low
      1995
      July 3 through
      September 29                 .03125    .03125        .12      .10

      October 2 through
      December 29                  .03125    .001          .20      .05

      1996
      January 2 through
      March 29                     .001      .001          .05      .05

      April 1 through
      June 28                      .001      .001          .05      .05

      July 1 through
      September 30                   --       --           .05      .05

      October 1 through
      December 31                    --       --           .05      .05

      1997
      January 2 through
      March 31                       --       --           .05      .05

      April 1 through
      June 30                        --       --           .05      .05

     The high and low prices specified above represent prices between broker-dealers. They do not include retail mark-ups and mark-downs or any commissions to the broker-dealer and may not reflect prices in actual transactions.
     As of July 14, 1992, the Company's stock was deleted from the NASDAQ Small-Cap Market, because the Company failed to meet the new bid price requirement. The stock has been only thinly and sporadically traded, and is now listed on an electronic bulletin board system.
     As of September 1, 1997, the approximate number of shareholders of record of The New Paraho common stock was 1,300.
     New Paraho has never paid dividends on its common stock and there is no prospect that dividends will be paid in the foreseeable future. The Company intends to follow its policy of retaining any earnings to provide funds to offset current obligations, for additional research and development and for expansion.

Item 6.    SELECTED FINANCIAL DATA

Statement of
Operations            Year Ended      Year Ended      Year Ended      Year Ended     Year Ended
Data                    6/30/93         6/30/94         6/30/95         6/30/96       6/30/97
__________________________________________________________________________________________________
Revenues              $  282,028      $  291,710      $  495,319      $  370,362     $ 101,678

Net Income (Loss)     (1,352,930)     (1,297,216)     (1,068,172)      1,121,268       497,804

Net Income (Loss)
   per Share              (.03)           (.03)          (.02)            .02             .01

Cash Dividend per
   Common Share            --              --              --              --             --



Balance Sheet             As of           As of           As of           As of          As of
Data                    6/30/93         6/30/94         6/30/95         6/30/96        6/30/97
_________________________________________________________________________________________________
Total Assets          $4,930,698      $4,937,652      $4,469,950      $4,274,440      $239,931

Long Term Debt         4,653,181       6,070,155       6,792,078       5,497,119       865,596


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Cautionary Statement Pursuant To Safe Harbor
Provisions Of The Private Securities Litigation Reform Act Of
1995 -   In this report, periodic reports filed with the
Securities and Exchange Commission, press releases and other communications from time to time, the Company sometimes makes "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for the future and information about its future plans, such as plans with respect to commercializing the asphalt technology; continued research and development; the costs and feasibility of constructing a commercial retorting plant; the Company's plans and expectations as to funding of capital expenditures and operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. Many of these risks and uncertainties have been discussed in the Company's prior filings with the Securities and Exchange Commission.
     The Company's strategy is (i) to continue to seek opportunities to fund the Asphalt Feasibility Program, including the construction of a commercial plant, and (ii) to look for other opportunities to commercialize the Company's oil shale technology. It will pursue these strategies without employees or significant operational or capital resources. The most important factors that could prevent the Company from achieving these goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:
     - A reduced demand for or interest in the Company's asphalt product, for example, resulting from the failure of government agencies to require that asphalt used in highway construction projects have characteristics like the Company's asphalt product.
     -    The development of alternative or competing asphalt
          modifiers.
     - As the Company operates in a capital-intensive industry, the inability to secure adequate capital to fund ongoing operations or a commercial plant.
     -    Risks inherent in construction, including delays and
          cost overruns.
     -    Changes in government regulations.
          Liquidity   -  Due to the inability to obtain
financing for a commercial project, the exhaustion of the Company's existing financial resources, and the fact that the Company's line of credit will mature on July 1, 1998, the Company expects that it will not have the funds to continue operations, and may be required to sell assets or liquidate to meet its obligations.
     The Company realized a decrease in working capital of $993,284 in the fiscal year ended June 30, 1997. Funds were primarily obtained from sales of asphalt paving material and from interest and principal payments on the promissory note from The Oil Shale Corporation. Funds were used primarily to repay the promissory note to the Trust, for operating expenses, and research and development related to the Asphalt Feasibility Program.
     On May 1, 1994, the Company was granted an increase in its line of credit to $5,500,000 by the Trust. Borrowings under this note are at the discretion of the trustees of the Trust.
The note is due on July 1, 1998.   During fiscal year 1997, the
Company reduced the total outstanding balance of $5,497,119 on the note by $4,631,523. The repayment (a financing activity) consisted of $1,540,000 in cash and an assignment of the Company's interest in a promissory note from The Oil Shale Corporation. As part of the Company's investing activities, annual payments of approximately $385,000 were received in fiscal years 1997, 1996, and 1995 on this note receivable. The Company owed $865,596 on this note as of June 30, 1997. In recognition of the Company's inability to repay the interest on this note, the Trust waived unpaid interest accrued to date and eliminated further interest accruals.
     The Trust has notified the Company that it does not intend to increase the line of credit, and it is unlikely that the Trust will agree to extend the maturity date. Accordingly, the Company will not have any funds to continue operations unless it succeeds in obtaining additional financing. Since 1989, the Company has been seeking to obtain financial commitments to design, construct, and operate a commercial facility to produce asphalt. Although, the Company from time to time has discussions with potential funding sources, it currently has no solid prospects for obtaining such financial commitments.
     Possible future sources of cash include sales of oil shale-derived asphalt paving materials. Additional future sources of cash may include revenues from the performance of further research services or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.
     The Company has reduced operating expenses by laying off all employees and discontinuing operations related to the Asphalt Feasibility Program. In order to maintain the facilities and remaining assets of the Company, minimum operating expenses of approximately $100,000 annually must be met. The board of directors of ERTL has consented to continue funding the Company's costs at this minimum level for the year ending June 30, 1998.
     If the Company is required to repay the promissory note to the Trust in full, any source of cash available to meet these expenses would be depleted. The Company does not believe it will have sufficient revenues to pay operating costs at a level needed to continue the Asphalt Feasibility Program. Further, if the Trust does not agree to extend the maturity date of its note beyond July 1, 1998, unless the Company obtains additional financing (which currently appears unlikely), the Company will be required to sell or transfer assets to repay the note, and may be required to terminate operations and liquidate. The Company may negotiate with the Trust to retain some portion of The Oil Shale Company's promissory note as a source of cash flow to meet these expenses, however there is no assurance that these negotiations will be successful.
          Capital Resources - New Paraho's current long-term objectives include finding third-party funding for the research and development related to the Asphalt Feasibility Program and the Paraho Process, licensing of the Paraho Process and commercialization of shale oil and shale oil-derived products. In pursuit of these objectives, New Paraho incurred costs and expenses of $367,066,including an accrual of $100,000 for estimated future reclamation requirements in fiscal 1997. The Company does not have the resources to commit significant funds for these objectives in 1998 and later years. At the present time, New Paraho believes that the most viable option for the continued pursuit of these aforementioned objectives is the successful completion of the Asphalt Feasibility Program and subsequent commercialization efforts. Management has estimated that such a commercial project would require capital of $54 million. While the Company has been attempting to seek commitments for such financing, it has been unable to do so to date, and it currently has no solid prospects for obtaining such financing.
          Results of Operations
               1997 - Revenues in fiscal 1997 consisted
primarily of interest income on the promissory note from the Oil Shale Corporation. The Company also recognized a gain of $763,192 on a deferred tax benefit reimbursed by its parent. Costs and expenses were incurred to maintain the Company at a minimal maintenance level.
               1996 - Revenues in fiscal 1996 consisted
primarily of sales of SOMAT and interest payments on the promissory note from The Oil Shale Corporation. In addition, an extraordinary gain was incurred when the Tell Ertl Family Trust relieved and discharged the Company of all obligations to pay accrued interest on its line of credit with the Trust. Costs and expenses related to research and development of the Asphalt Feasibility Program.
               1995  -  Revenues in fiscal 1995 consisted
primarily of sales of SOMAT and interest received on the promissory note from The Oil Shale Corporation. Costs and expenses related to research and development of the Asphalt
Feasibility Program.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                          Page

     Reports of Independent Auditors                     25

     Consolidated Balance Sheets at June 30,             27
          1997 and June 30, 1996

     Consolidated Statements of Operations for           29
          the years ended June 30, 1997, 1996
          and 1995

     Consolidated Statements of                          30
          Stockholders' Equity for the years
          ended June 30, 1997, 1996 and 1995

     Consolidated Statements of Cash flows for           31
          the years ended June 30, 1997, 1996
          and 1995

     Notes to Consolidated Financial Statements          33

                  THE NEW PARAHO CORPORATION
                       AND SUBSIDIARIES



               Consolidated Financial Statements
                        For Years Ended
                 June 30, 1997, 1996 and 1995

                INDEPENDENT AUDITOR'S REPORT




Board of Directors
The New Paraho Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of The New Paraho Corporation and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Paraho
Corporation and subsidiaries at June 30, 1997 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, net capital deficiency and inability to obtain financing to construct a commercially feasible oil shale retort facility raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Hein + Associates llp

July 30, 1997
               Report of Independent Auditors



The Board of Directors
The New Paraho Corporation

We have audited the accompanying consolidated balance sheet of the New Paraho Corporation as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Paraho Corporation at June 30, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, net capital deficiency and inability to obtain financing to construct a commercially feasible oil shale retort facility raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   ERNST & YOUNG LLP

August 7, 1996

The New Paraho Corporation and Subsidiaries

Consolidated Balance Sheets


                                                  June 30
                                           1997              1996
Assets
Current assets:
  Cash                                  $    43,259    $   491,164
  Accounts receivable                             -         28,246
  Inventory                                  35,344         67,105
  Note receivable                                 -        385,390
  Interest receivable                             -         14,452
  Prepaid expenses                           12,203         14,413
Total current assets                         90,806      1,000,770

Plant, furniture and equipment (net)
     at cost                                 49,249         87,920

Oil shale mineral properties, at
     cost                                    40,525         40,525
Patent (net of accumulated amortization
     of $14,215 and $12,186 in 1997 and
     1996, respectively)                     20,307         22,336
Supplies                                     12,044         12,044
Note receivable                                   -      3,083,120
Certificates of deposit, restricted          27,000         27,000
Deposits                                          -            725


TOTAL ASSETS                             $  239,931     $4,274,440

                   Liabilities and Stockholders' Deficit


                                                  June 30
                                           1997             1996

CURRENT LIABILITIES:
  Accounts payable                      $    11,896     $   20,456
  Reclamation liability                     100,000              -
  Accrued liabilities                         2,454         10,547
      Total current liabilities             114,323         31,003

LONG-TERM LIABILITY -
  Note payable, related party               865,596      5,497,119

COMMITMENTS AND CONTINGENCY (Note 9)


STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value;
    authorized 75,000,000 shares;
    issued and outstanding 50,772,982
    shares                                  507,730        507,730
  Par value of common stock issued in
    excess of the fair market value of
    assets acquired                        (352,648)      (368,538)
  Accumulated deficit                      (895,070)    (1,392,874)
       Total stockholders' deficit         (739,988)    (1,253,682)

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                $  239,931     $4,274,440



See accompanying notes to these consolidated financial statements.

                The New Paraho Corporation and Subsidiaries

                   Consolidated Statements of Operations

                                                   Years ended June 30
                                            1997         1996        1995
REVENUES:
  Asphalt sales                         $    6,796   $  137,452   $  283,969
  Research and contract services                 -       30,598          778
  Interest income                           88,573      193,778      207,128
  Other                                      6,309        8,534        3,444
     Total revenues                        101,678      370,362      495,319

COSTS AND EXPENSES:
  Asphalt research                          80,948      373,387      743,482
  General and administrative               286,118      170,662      249,522
  Interest expense                               -            4      570,487
      Total costs and expenses             367,066      544,053    1,563,491

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                      (265,388)    (173,691)  (1,068,172)

DEFERRED TAX BENEFIT                       763,192            -            -

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                     497,804     (173,691)  (1,068,172)

EXTRAORDINARY GAIN ON EARLY
  EXTINGUISHMENT OF DEBT                         -    1,294,959            -

NET INCOME (LOSS)                       $  497,804   $1,121,268  $(1,068,172)


NET INCOME (LOSS) PER SHARE:
  Loss before extraordinary item          $  .01       $ (.01)      $ (.02)
  Extraordinary item                           -          .03            -
      Net income (loss) per share         $  .01       $ (.02)      $ (.02)

WEIGHTED AVERAGE SHARES                 50,772,982   50,772,982   50,772,982



See accompanying notes to these consolidated financial statements.

                              The New Paraho Corporation and Subsidiaries

                           Consolidated Statements of Stockholders' Deficit
                        for the period from July 1, 1994 through June 30, 1997


                                                  Par Value
                                                 of Common
                                                Stock Issued                             Total
                                               in Excess of the                      Stockholders'
                         Common Stock          Fair Market Value     Accumulated      Equity
                      Shares        Amount     of Assets Acquired      Deficit        (Deficit)

BALANCES,
at July  1, 1994      50,772,982     507,730       $ (368,538)       $ (1,445,970)   $(1,306,778)
   Net loss                    -           -                -          (1,068,172)    (1,068,172)

BALANCES,
at June 30, 1995      50,772,982      507,730        (368,538)         (2,514,142)    (2,374,950)
   Net income                  -            -               -           1,121,268      1,121,268

BALANCES,
at June 30, 1996      50,772,982      507,730        (368,538)         (1,392,874)    (1,253,682)
  Contributed
     services                  -            -          15,890                   -         15,890
  Net income                   -            -               -             497,804        497,804

BALANCES,
at June 30, 1997      50,772,982     $507,730        $(352,648)        $ (895,070)    $  (739,988)



See accompanying notes to these consolidated financial statements.

                   The New Paraho Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                    Years ended June 30
                                             1997          1996         1995
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                        $ 497,804    $1,121,268   $(1,068,172)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization           40,700        42,280        45,684
    Contributed services                    15,890             -             -
    Forgiveness of debt                          -    (1,294,959)            -
    Gain on disposal of assets                   -        (3,629)            -
  Changes in operating assets
           and liabilities:
      Decrease (increase) in:
           Receivables                      42,698       (24,791)       24,431
           Inventory                        31,761       128,289       136,276
           Prepaid expenses                  2,210         2,358           268
           Deposits                            725             -             -
      Increase (decrease) in:
           Accounts payable                 (8,587)      (16,758)     (109,795)
           Reclamation liability           100,000             -             -
           Accrued liabilities              (8,092)       (5,061)      (11,658)
           Accrued interest and discount
           on payable to income
           certificate holders                   -             -       569,923
Net cash provided by (used in)
    operating activities                    715,109       (51,003)    (413,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant, furniture & equipment          -        (3,131)           -
Proceeds from disposal of fixed assets            -         9,000            -
Payment received on note receivable         385,390       385,390      385,390
Short-term investments                            -        20,000            -
  Net cash provided by investing
    activities                              385,390       411,259      385,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on note payable            (1,548,404)            -            -
Borrowing under line-of-credit agreement          -             -      152,000
  Net cash provided by (used in)
    financing activities                 (1,548,404)            -      152,000

NET INCREASE (DECREASE) IN CASH            (447,905)      360,256      124,347

CASH, at beginning of year                  491,164       130,908        6,561

CASH, at end of year                      $  43,259     $ 491,164   $  130,908

                                                  Years ended June 30
                                             1997         1996         1995
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

  Decrease to note receivable and note
  payable related to the assignment of
  the note receivable to a related
  party:
     Note receivable                     $(3,083,120)         -             -
     Note payable                         (3,083,120          -             -



See accompanying notes to these consolidated financial statements.

        THE NEW PARAHO CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Accounting Policies:

    Description of Business - The New Paraho Corporation (the "Company") was incorporated in July 1986 as a wholly-owned subsidiary of Energy Resources Technology Land, Inc. (ERTL). ERTL capitalized the Company with $1,000 and contributed 50% of its interest in oil shale mineral properties located in Rio Blanco County, Colorado. Operations of the Company commenced on July 23, 1986.

    On July 23, 1986, the Company merged with Paraho Development Corporation pursuant to Paraho Development Corporation's Plan of Reorganization (Plan of Reorganization) under Chapter 11 of the United States Bankruptcy Code. Shareholders of Paraho Development Corporation received 5% of the outstanding common stock of the Company and former creditors of Paraho Development Corporation received 15% of the common stock of the Company and income certificates representing a right to a specified percentage of certain income received by the Company from oil shale mineral properties located in Rio Blanco County, Colorado.

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

    Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Plant, Furniture and Equipment, Oil Shale Mineral Properties, and Patent - Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization is provided on a straight-line basis over seventeen years, the estimated useful life of the patent.

    Impairment of Long-Lived Assets - The Company adopted the provisions of Statement of Financial Accounting Standards
    No. 121, "Impairment of Long-Lived Assets" (SFAS 121) effective July 1, 1996. In the event that facts and circumstances indicate that the cost of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying costs will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to estimated fair value is required. The adoption of SFAS 121 had no effect on the Company's financial statements.

    Inventory - Inventory consists of shale oil asphaltic cement and is stated at the lower of cost or estimated net realizable value.

    Net Income (Loss) Per Share - Net income (loss) per share is computed based on the weighted average number of common shares outstanding during the periods.

    Income Taxes - The Company has elected to file a consolidated federal income tax return with its parent, ERTL. The consolidating companies have implemented a tax allocation policy. Under this policy, the federal income tax provision is computed on a separate return basis and the companies receive reimbursement to the extent their losses and other credits result in a reduction of the consolidated tax liability, or are charged for their share of the consolidated tax liability.

    Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    Reclassifications - Certain amounts in 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. Such reclassifications had no effect on net income or loss.


2.  Ability to Continue As a Going Concern:

    As of June 30, 1997, the Company has an accumulated deficit of $895,070 and a net capital deficiency of $739,988. Ultimately, the Company's ability to continue as a going concern is dependent on obtaining sufficient financing to construct a commercially feasible oil shale retort facility, and achieving profitable operations. Management will continue to seek sources for this financing. Management believes that they will continue to receive financial support from their majority shareholder through June 30, 1998. Management believes that this financial support in combination with the cash on hand at June 30, 1997 and the sale of inventory will be sufficient to fund operations through June 30, 1998.

    These financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Plant, Furniture and Equipment, and Oil Shale Mineral Properties:

    Plant, furniture and equipment at June 30, 1997 and 1996 consist of:

                                            1997          1996
        Retort facility and related
          equipment                      $ 235,818     $ 235,818
        Other equipment                     37,603        37,603
        Office furniture and equipment      41,747        42,088
                                           315,168       315,509
        Less accumulated depreciation     (265,919)     (227,589)
                                            49,249        87,920

    Oil shale mineral properties at June 30, 1997 and 1996 consist of:

                                           1997          1996
       Paraho Ute Project:
            Utah state leasehold
            rights                       $  24,525     $  24,525

            Utah fee land                   16,000        16,000
                                         $  40,525     $  40,525

        Oil shale mineral properties consist of approximately 10,272 acres of Utah state leases and an 80% undivided interest in 160 acres of Utah fee land. Annual renewal rental payments of $10,272 are required on the Utah state leases.


4.  Note Receivable and Sale of Property and Mineral Rights:

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

     On December 18, 1996, the Company assigned its interest in the note receivable in partial payment of a portion of the principal amount of a note payable owed to a related party. The balance of the note receivable outstanding at the time of the assignment was $3,083,120.

5.   Certificates of Deposit:

     The Company has $27,000 in certificates of deposit which are restricted under terms of a reclamation performance bond and will be released following completion of mining activities and restoration of mining sites.


6.   Income Taxes:

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











     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                  June 30,

                                           1997             1996
     Deferred tax liabilities -
       Tax over book depreciation       $ (318,000)   $ (318,991)

     Deferred tax assets:
       Tax net operating loss
         carryforwards                   2,127,000     3,291,212
       Business credits and other          131,000       133,188
       Tax basis of property and
         equipment greater than book       800,000       800,459

            Total deferred tax assets   (2,740,000)   (3,905,868)

     Net deferred tax assets               318,000       318,991

     Net deferred tax assets/liabilities $       -     $       -


     The change in the valuation allowance is primarily due to the usage of the net operating loss carryforward by the Company's parent as discussed below.

     The Company is included, for federal income tax purposes, in the consolidated income tax return filed by ERTL. During fiscal 1997, the Company received $763,192 from ERTL as reimbursement for the application of the Company's NOL carryforwards against taxable income of ERTL. General business credit carryovers of approximately $87,000 are a result of the pre-acquisition operations of Paraho Development Corporation and may only be applied against future taxable income of the Company.

     The Company has operating loss carryforwards for income tax purposes of approximately $5,750,000, which expire in varying amounts from 2005 to 2012. In addition, the Company has general business credit carryovers for income tax purposes of approximately $131,000, which expire in varying amounts from 1998 to 2004.


7.   Financial Instruments:

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

     Management estimates that the fair value of cash, accounts receivable, accounts payable, and accrued expenses is approximately equal to their carrying value due to the relatively short maturity of these instruments. It is not practicable to estimate the fair value of long-term debt due to the related party nature of this debt.


8.   Related Party Transactions:

     In June 1987, the Company obtained a $2,500,000 unsecured line of credit from the Tell Ertl Family Trust, which holds 47% of the outstanding common stock of ERTL. This line was increased to $5,500,000 in May 1994 and amended in June 1997 to reflect a maturity date of July 1, 1998. The note provides that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The forgiveness of debt is shown as an extraordinary gain on the statement of operations for the year ended June 30, 1996.

     For the year ended June 30, 1995, the Company paid professional fees totaling $36,000 to an affiliate of a director.

     For the year ended June 30, 1997, the Company received contributed professional services of $15,890 from ERTL, a majority stockholder.













9.   Commitments and Contingency:

     The Company leases the land upon which the pilot plant is located under an operating lease. Future minimum lease payments for this land are as follows:


          1998           $  6,000
          1999              6,000
          2000              6,000
          2001              6,000
          2002              6,000
          Thereafter        1,500
                         $ 31,500

     The lease provides for fixed payments of $6,000 per year for periods when the plant is not in operation and $28,296 per year for periods when the pilot plant is in operation prorated on a daily basis. Total lease payments relating to this lease were $6,000, $6,000, and $6,000 for 1997, 1996 and 1995, respectively. The Company has the option to extend the lease upon expiration.

     Upon expiration of the lease the Company is required to reclaim the land to the condition before use by the Company.


     The cost of reclamation has been estimated by the Company to be approximately $100,000. This amount is recorded as a liability at June 30, 1997. The Company has $27,000 in certificates of deposit restricted for the funding of this liability as described in Note 5.

     The Company has been named in a third party complaint by a general contractor which utilized the Company's product in paving an airport runway. The airport authority has filed suit against the general contractor and the project engineer alleging that the runway was negligently designed and built. While the ultimate liability in this matter is difficult to assess, management believes that the matter will be resolved without a material adverse effect on the Company's financial position.









10.  Stock Option:

     On January 1, 1991, the Company granted an officer of the Company an option to purchase up to 1,150,000 shares of Common Stock for $.05 per share. Of the 1,150,000 shares included in the grant, 150,000 shares became exercisable on July 1, 1991. The remaining 1,000,000 shares are exercisable in increments of 250,000 shares to 500,000 shares upon the occurrence of specified events. The option expires ten years from the date of grant. Effective December 21, 1995, the officer assigned all right, title, and interest in the stock option agreement dated January 1, 1991 to ERTL, Inc.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On May 20, 1997 the board of directors of The New Paraho Corporation approved the engagement of Hein + Associates LLP, of Denver, Colorado, to audit and report on the Company's financial statements for the year ended June 30, 1997.
          On such date, the board of directors also approved the dismissal of Ernst & Young LLP of Denver, Colorado as the Company's previous auditors.
          The report of Ernst & Young LLP on the Company's financial statements as of June 30, 1995, and as of June 30, 1996, and for the years then ended contained an explanatory paragraph as to the ability of the Company to continue as a going concern.
          The report of Ernst & Young LLP on the Company's financial statements for the two most recent fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified nor modified as to audit scope, or accounting principles.
          During the Company's two most recent fiscal years and subsequent interim periods preceding the dismissal of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.
          The Company has provided the former accountant, Ernst & Young LLP, with a copy of the foregoing disclosures. A letter, addressed to the Commission, by the former accountants stating that it agrees with the above statements made by the Company is attached hereto as an exhibit.
          During the two most recent fiscal years and the subsequent interim period preceding Ernst & Young LLP's dismissal, the Company was not advised by Ernst & Young LLP that internal controls necessary for the Company to develop reliable financial statements do not exist nor that information has come to its attention that led it to no longer be able to rely on management's representations or that has made it unwilling to be associated with the financial statements prepared by management. The Company has not been advised by Ernst & Young LLP of the need to expand significantly the scope of the Company's audit, nor has the Company been advised that during the two most recent fiscal years and the subsequent interim periods preceding its dismissal, information has come to the attention of Ernst & Young LLP that if investigated may (i) materially impact the fairness or reliability of either a previously issued audit report of the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (June 30, 1996), or (ii) cause Ernst & Young LLP to be unwilling to rely on management's representations or be associated with the Company's financial statements.
          The Company has not been advised by Ernst & Young LLP that information has come to its attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to June 30, 1996.
          No consultations occurred between the Company and Hein + Associates LLP during the two most recent fiscal years and any subsequent interim periods prior to Hein + Associates LLP's appointment, regarding the application of accounting principles, the type of audit opinion, or other information considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue.

                            PART III
                       ITEMS 10 THROUGH 13

          Items 10 through 13 are incorporated by reference from the sections entitled "Election of Directors and Officers", "Amount and Nature of Beneficial Ownership", and "Remuneration and Other Transactions with Management and Others" in the Registrant's definitive proxy statement for its annual meeting to be held in December, 1997 which proxy statement shall be filed no later than 120 days after the end of the Company's most recent fiscal year.

                             PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
     The Index to Financial Statements is at Page 23. No financial statements or financial statement schedules are incorporated by reference. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
     A report on Form 8-K was filed on June 6, 1997 with the Securities and Exchange Commission regarding changes in registrant's certifying accountant. The disclosures in this report are included in Item 9 of this report.

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

(10)(l)(vi) Amendment to the Promissory Note to Tell Ertl Family Trust, dated July 1, 1995. Reference is made of Exhibit (10)(l)(vi) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1996, that is incorporated herein by reference.



(10)(l)(vii) Amendment to the Promissory Note to Tell Ertl Family Trust, dated June 1, 1996. Reference is made of Exhibit (10)(l)(vii) to Registrant's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1996, that is incorporated herein by reference.




The Company will furnish to shareholders a copy of any exhibit upon request and the payment of five cents per page for copying costs.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE NEW PARAHO CORPORATION
                                    (Registrant)



                              By:/s/Joseph L. Fox
                                 Joseph L. Fox
                                 President

                              Date: 9/29/97



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Joseph L. Fox                 Principal Executive   9/29/97
Joseph L. Fox                    Officer and Director


/s/Theo Ertl                     Chairman of the       9/29/97
Theo Ertl                        Board of Directors


/s/Jann Ertl                     Director              9/29/97
Jann Ertl


/s/Jill Ertl                     Director              9/29/97
Jill Ertl


/s/Buff Ertl Palm                Director              9/29/97
Buff Ertl Palm


/s/Twig Ertl                     Director              9/29/97
Twig Ertl


/s/Larry A. Lukens               Director              9/29/97
Larry A. Lukens


/s/William J. Murray, Jr.         Director              9/29/97
William J. Murray, Jr.


/s/Adam A. Reeves                 Director              9/29/97
Adam A. Reeves


/s/Peter L. Richard               Director              9/29/97
Peter L. Richard


/s/Anne M. Smith                  Controller            9/29/97
Anne M. Smith