Form 10-Q
period 1997-09-30
NEW PARAHO CORP
filed 1997-11-07
CIK 216810

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of September
30, 1997.
Transitional Small Business Disclosure Format (check one):
Yes ( ) No(x)


                            1 of 9 pages

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS


ASSETS                              September 30,       June 30,
                                        1997              1997
                                     (Unaudited)
                                   ____________      ___________
Current Assets:
     Cash                             $   5,529        $  43,259
     Accounts Receivable                    435                -
     Prepaid Expenses and other           8,542           12,203
     Inventory                           35,344           35,344
     Total Current Assets                49,850           90,806

Supplies                                 12,044           12,044

Plant, Furniture and Equipment,
     at cost (net of accumulated
     depreciation)                       40,546           49,249
Mineral Properties                       40,525           40,525

Patent, at cost (net of
     accumulated amortization)           29,514           20,307

Other Assets                             27,000           27,000

     Total Assets                     $ 199,479        $ 239,931







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-



LIABILITIES AND SHAREHOLDERS' EQUITY  September 30,      June 30,
                                          1997            1997
                                       (Unaudited)     __________
Current Liabilities:
     Accounts Payable                     $ 18,604    $   11,869
     Accrued Liabilities                     3,686         2,454
     Reclamation Liability                 100,000       100,000
     Total Current Liabilities             122,290       114,323

Long Term Liabilities:
     Note Payable (Note 3)                 865,596       865,596


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                          507,730       507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                    (352,648)     (352,648)
     Accumulated deficit                  (943,489)     (895,070)

       Total Shareholders' Equity         (788,407)     (739,988)

                                          $199,479      $239,931








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                         Three Months   Three Months
                            Ended          Ended
                         September 30,   September 30,
                              1997            1996
REVENUES:
   Asphalt Sales           $       0     $    4,906
   Interest Income               637         46,238
   Other                       9,125            625
TOTAL REVENUES                 9,762         51,769


COSTS AND EXPENSES:
   Asphalt Research                0         28,053
   General & Admin.           58,181         62,129
   Interest Expense                0              0
TOTAL COSTS & EXPENSES        58,181         90,182


NET INCOME (LOSS)           ($48,419)      ($38,413)

INCOME (LOSS) PER SHARE       ($0.00)        ($0.00)

Weighted average
shares outstanding        50,772,982     50,772,982













               The accompanying notes are an integral part of these consolidated financial statements.

                   THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Three Months    Three Months
                                                  Ended           Ended
                                              September 30,   September 30,
                                                   1997            1996

Cash flows from operating activities:
  Net Income (loss)                              ($  48,419)    ($  38,413)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                     9,211         10,175
    Change in operating assets and liabilities:
      Change in receivables                            (435)        28,246
      Change in inventory                                 0          8,442
      Change in prepaid expenses and other assets     3,661          4,469
      Change in accounts payable                      6,735          6,325
      Change in accrued liabilities                   1,232         (4,552)
        Net cash provided (used) by operating
        activities                                  (28,015)        14,692

Cash flows from investing activities:
  Asset acquisition                                  (9,715)             0
   Net cash used by investing activities             (9,715)             0

Cash flows from financing activities:
  Borrowings (payments) under line of credit              0       (240,000)
          Net cash provided (used) by financing
        activities                                        0       (240,000)


Net increase (decrease) in cash                     (37,730)      (225,308)

Cash at beginning of year                            43,259        491,164

Cash at end of quarter                             $  5,529      $ 265,856






                   The accompanying notes are an integral part of these consolidated financial statements.

      THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES

NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The June 30, 1997 balance sheet presented in this report is derived from the June 30, 1997 audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited report in Form 10-K, filed with the Securities and Exchange Commission.

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

NOTE 3 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and on June 1, 1997, the note was amended to reflect a maturity date of July 1, 1998. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The terms of the note provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note.
     On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company (described in Note 2) in partial repayment of this line of credit. This assignment, together with cash payments of $1,540,000 made during the year ended June 30, 1997, has reduced the total amount outstanding on the line of credit to $865,596. This remaining balance continues to carry the terms described above.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES


     The Company realized a decrease in working capital of $48,923 during the three months ended September 30, 1997. Funds were primarily provided by miscellaneous income including rental of its Rifle facility.
     On August 29, 1989 the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of September 30, 1997, the Company owed $865,596 to the Trust. The funds were used to cover the cost of operating expenses and asphalt research and development. On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company to the Trust in partial repayment of this note.The Company does not expect to be able to pay the balance remaining on this note when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $58,181 in the three months ended September 30, 1997. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing all operations.
     Possible future sources of cash include revenues from the sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended September 30, 1997

     Revenues of $9,762 for the quarter ended September 30, 1997, consisting primarily of interest income and rents were significantly less than the amount recognized in the same quarter of the previous year which included interest payments on the promissory note from The Oil Shale Company.
     Expenses of $58,181 for the quarter ended September 30, 1997 were approximately thirty-five percent less than the $90,182 for the same quarter in the previous year, because the Company had discontinued all operations.

PART II:  OTHER INFORMATION

     Item 1.   Legal Proceedings.

     Walker Field Airport Authority has filed a complaint against New Paraho (Corn Construction Co. v. Walker Field, Colorado, Public Airport Authority, Case No. 96 CV 545; Division B Mesa County District Court). This proceeding involves an allegedly defective runway constructed in 1996 at Walker Field Airport in Grand Junction, Colorado. New Paraho manufactured a shale oil-derived asphalt modifier product ("SOM") which was a component of the asphalt runway. Walker Field Airport alleges that its general contractor, Corn Construction Co., and the engineer on the project, Armstrong Consultants, Inc., negligently designed and built the runway. In the complaint, Walker Field sets forth claims of negligence, breach of contract, "implied contractual indemnity", "breach of implied warranty of fitness of particular purpose", and negligent misrepresentations against New Paraho based on alleged representations made by New Paraho regarding the characteristics of SOM. New Paraho filed an answer to the Complaint on October 23, 1997 denying any liability.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


11/7/97                            /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


11/7/97                            /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller