Form 10-Q
period 1997-12-31
NEW PARAHO CORP
filed 1998-02-09
CIK 216810

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended December 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of December 31, 1997.
Transitional Small Business Disclosure Format (check one):
Yes ( ) No(x)


                            1 of 9 pages

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

ASSETS                              December 31,        June 30,
                                        1997              1997
                                     (Unaudited)
                                    ____________      ___________
Current Assets:
     Cash                             $  34,344        $  43,259
     Accounts Receivable                    435                -
     Prepaid Expenses and other           4,881           12,203
     Inventory                           35,344           35,344
     Total Current Assets                75,004           90,806

Supplies                                 12,044           12,044

Plant, Furniture and Equipment,
     at cost (net of accumulated
     depreciation)                       31,841           49,249
Mineral Properties                       40,525           40,525

Patent, at cost (net of
     accumulated amortization)           30,333           20,307

Other Assets                             27,000           27,000

     Total Assets                     $ 216,747        $ 239,931







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-



LIABILITIES AND SHAREHOLDERS' EQUITY  December 31,      June 30,
                                          1997            1997
                                       (Unaudited)     __________
Current Liabilities:
     Accounts Payable                     $ 14,624    $   11,869
     Accrued Liabilities                     4,918         2,454
     Reclamation Liability                 100,000       100,000
     Total Current Liabilities             119,542       114,323

Long Term Liabilities:
     Note Payable (Note 3)                 865,596       865,596


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                          507,730       507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                    (352,648)     (352,648)
     Accumulated deficit                  (923,473)     (895,070)

       Total Shareholders' Equity         (768,391)     (739,988)

                                          $216,747      $239,931








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                           Six Months   Six Months  Three Months Three Months
                             Ended        Ended         Ended        Ended
                          December 31, December 31, December 31,  December 31,
                              1997         1996         1997          1996
REVENUES:
   Asphalt Sales           $       0   $    4,906    $       0     $       0
   Interest Income             1,314       76,906          677        30,668
   Other                      73,225      765,777       64,100       765,152
TOTAL REVENUES                74,539      847,589       64,777       795,820


COSTS AND EXPENSES:
   Asphalt Research              877       28,967          877           914
   General & Admin.          102,065      106,385       43,884        44,256
   Interest Expense                0            0            0             0
TOTAL COSTS & EXPENSES       102,942      135,352       44,761        45,170



NET INCOME (LOSS)           ($28,403)   ($712,237)    $ 20,016     $ 750,650

INCOME (LOSS) PER SHARE       ($0.00)       $0.01        $0.00         $0.01

Weighted average
shares outstanding        50,772,982   50,772,982   50,772,982    50,772,982













               The accompanying notes are an integral part of these consolidated financial statements.

                  THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)


                                               Six Months      Six Months
                                                 Ended           Ended
                                              December 30,    December 30,
                                                  1997            1996
Cash flows from operating activities:
  Net Income (loss)                              ($  28,403)     $ 712,237
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    18,424         20,349
    Change in operating assets and liabilities:
      Change in receivables                            (435)        42,698
      Change in inventory                                 0          8,442
      Change in prepaid expenses and other assets     7,322          8,938
      Change in accounts payable                      2,755          4,677
      Change in accrued liabilities                   2,464         (3,204)
        Net cash provided (used) by operating
        activities                                    2,127        794,137

Cash flows from investing activities:
  Patent costs                                      (11,042)             0
   Net cash used by investing activities            (11,042)             0

Cash flows from financing activities:
  Borrowings (payments) under line of credit              0     (1,540,000)
  Principal payment received                              0        385,390
    Net cash provided (used) by financing
        activities                                        0     (1,154,610)


Net increase (decrease) in cash                      (8,915)      (360,473)

Cash at beginning of year                            43,259        491,164

Cash at end of quarter                             $ 34,344      $ 130,691






                   The accompanying notes are an integral part of these consolidated financial statements.

      THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES

NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows for the periods presented. The results of operations for the six month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. The June 30, 1997 balance sheet presented in this report is derived from the June 30, 1997 audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited report in Form 10-K, filed with the Securities and Exchange Commission.

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

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES


     The Company realized a decrease in working capital of $21,021 during the six months ended December 31, 1997. Funds were primarily provided by a reimbursement received from the Company's parent for tax savings that the parent was able to realize by utilizing the Company's net operating loss carryforwards, in accordance with the tax allocations policy of the Company and its parent.
     On August 29, 1989 the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of December 31, 1997, the Company owed $865,596 to the Trust. The funds were used to cover the cost of operating expenses and asphalt research and development. On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company to the Trust in partial repayment of this note.The Company does not expect to be able to pay the balance remaining on this note when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $102,942 in the six months ended December 31, 1997. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing all operations.
     Possible future sources of cash include revenues from the sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended December 31, 1997

     Revenues of $64,777 for the quarter ended December 31, 1997, consisting primarily of the tax reimbursement from its parent, were significantly less than the amount recognized in the same quarter of the previous year when the Company's parent utilized a much larger amount of the net operating loss carryforward.
     Expenses of $44,761 for the quarter ended December 31, 1997 were essentially unchanged from the same quarter in the previous year, as the Company continues to operate at a minimum level of subsistence.

PART II:  OTHER INFORMATION

     Item 1.   Legal Proceedings.

     Walker Field Airport Authority has filed a complaint against New Paraho (Corn Construction Co. v. Walker Field, Colorado, Public Airport Authority, Case No. 96 CV 545; Division B Mesa County District Court). This proceeding involves an allegedly defective runway constructed in 1996 at Walker Field Airport in Grand Junction, Colorado. New Paraho manufactured a shale oil-derived asphalt modifier product ("SOM") which was a component of the asphalt runway. Walker Field Airport alleges that its general contractor, Corn Construction Co., and the engineer on the project, Armstrong Consultants, Inc., negligently designed and built the runway. In the complaint, Walker Field sets forth claims of negligence, breach of contract, "implied contractual indemnity", "breach of implied warranty of fitness of particular purpose", and negligent misrepresentations against New Paraho based on alleged representations made by New Paraho regarding the characteristics of SOM. New Paraho filed an answer to the Complaint on October 23, 1997 denying any liability. New Paraho has product liability insurance in excess of the total damage claimed by Walker Field, and the insurer is currently undertaking a defense of New Paraho is this proceeding.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


2/9/98                             /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


2/9/98                             /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller