Form 10QSB
period 1998-03-31
NEW PARAHO CORP
filed 1998-05-08
CIK 216810

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of March 31, 1998.
Transitional Small Business Disclosure Format (check one):
Yes ( ) No(x)


                            1 of 9 pages

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

ASSETS                                 March 31,        June 30,
                                        1998              1997
                                     (Unaudited)
                                    ____________      ___________
Current Assets:
     Cash                             $  13,243        $  43,259
     Accounts Receivable                    446                -
     Prepaid Expenses and other           1,221           12,203
     Inventory                           35,344           35,344
     Total Current Assets                50,254           90,806

Supplies                                 12,044           12,044

Plant, Furniture and Equipment,
     at cost (net of accumulated
     depreciation)                       23,136           49,249
Mineral Properties                       40,525           40,525

Patent, at cost (net of
     accumulated amortization)           30,942           20,307

Other Assets                             27,000           27,000

     Total Assets                     $ 183,901        $ 239,931







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-



LIABILITIES AND SHAREHOLDERS' EQUITY     March 31,      June 30,
                                          1998            1997
                                       (Unaudited)     __________
Current Liabilities:
     Accounts Payable                     $ 17,814    $   11,869
     Accrued Liabilities                     6,150         2,454
     Reclamation Liability                 100,000       100,000
     Total Current Liabilities             123,964       114,323

Long Term Liabilities:
     Note Payable (Note 3)                 865,596       865,596


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                          507,730       507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                    (352,648)     (352,648)
     Accumulated deficit                  (960,741)     (895,070)

       Total Shareholders' Equity         (805,659)     (739,988)

                                          $183,901      $239,931








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                          Nine Months  Nine Months  Three Months Three Months
                             Ended        Ended         Ended        Ended
                           March 31,    March 31,    March 31,     March 31,
                              1998         1997         1998          1997
REVENUES:
   Asphalt Sales           $       -   $    6,796    $       -     $   1,890
   Interest Income             1,813       79,292          499         2,386
   Other                      74,350        3,684        1,125         1,099
TOTAL REVENUES                76,163       89,772        1,624         5,375


COSTS AND EXPENSES:
   Asphalt Research            2,142       41,264        1,265        12,297
   General & Admin.          139,692      143,336       37,627        36,951
TOTAL COSTS & EXPENSES       141,834      184,600       38,892        49,248


LOSS BEFORE INCOME TAXES    ($65,671)    ($94,828)    ($37,268)     ($43,873)

DEFERRED TAX BENEFIT               -      763,192            -             -

NET INCOME (LOSS)           ($65,671)    $668,364     ($37,268)     ($43,873)

INCOME (LOSS) PER SHARE       ($0.00)       $0.01       ($0.00)       ($0.00)

Weighted average
shares outstanding        50,772,982   50,772,982   50,772,982    50,772,982












               The accompanying notes are an integral part of these consolidated financial statements.

                  THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)


                                               Nine Months    Nine Months
                                                 Ended           Ended
                                                March 31,       March 31,
                                                  1998            1997
Cash flows from operating activities:
  Net Income (loss)                              ($65,671)     $ 668,364
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                  27,636         30,526
    Change in operating assets and liabilities:
      Change in receivables                          (446)        42,698
      Change in inventory                               -          8,442
      Change in prepaid expenses and other assets  10,982         14,133
      Change in accounts payable                    5,945        (10,794)
      Change in accrued liabilities                 3,696         (4,412)
        Net cash provided (used) by operating
        activities                                (17,858)       748,957

Cash flows from investing activities:
  Patent costs                                      (12,158)             -
   Net cash used by investing activities            (12,158)             -

Cash flows from financing activities:
  Borrowings (payments) under line of credit              -     (1,540,000)
  Principal payment received                              -        385,390
    Net cash provided (used) by financing
        activities                                        -     (1,154,610)


Net increase (decrease) in cash                     (30,016)      (405,653)

Cash at beginning of year                            43,259        491,164

Cash at end of quarter                             $ 13,243       $ 85,511






                   The accompanying notes are an integral part of these consolidated financial statements.

      THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES

NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the periods presented. The results of operations for the nine month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The June 30, 1997 balance sheet presented in this report is derived from the June 30, 1997 audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited report in Form 10-K, filed with the Securities and Exchange Commission.

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

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES


     The Company realized a decrease in working capital of $50,193 during the nine months ended March 31, 1998. Funds were primarily provided by a reimbursement received from the Company's parent for tax savings that the parent was able to realize by utilizing the Company's net operating loss carryforwards, in accordance with the tax allocations policy of the Company and its parent.
     On August 29, 1989 the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of March 31, 1998, the Company owed $865,596 to the Trust. The funds were used to cover the cost of operating expenses and asphalt research and development. On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company to the Trust in partial repayment of this note.The Company does not expect to be able to pay the balance remaining on this note when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $141,834 in the nine months ended March 31, 1998. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing all operations.
     Possible future sources of cash include revenues from the sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended March 31, 1998

     Revenues of $1,624 for the quarter ended March 31, 1998, consisting primarily of office rental, were significantly less than the amount recognized in the same quarter of the previous year.
     Expenses of $38,892 for the quarter ended March 31, 1998 were slightly less than the same quarter in the previous year, which included some final asphalt research expenses.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


5/6/98                             /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


5/6/98                             /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller