Form 10KSB
period 1998-06-30
NEW PARAHO CORP
filed 1998-09-28
CIK 216810

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                 ______________________

                       FORM 10-KSB
                      ANNUAL REPORT
           PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

 (X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 1998 or

 ( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           Commission File Number 0-8536

                  _____________________

               THE NEW PARAHO CORPORATION
  (Exact name of small business issuer in its charter)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-KSB.     X

Issuer's revenues for is most recent fiscal year:  $6,000

Aggregate market value of the voting stock held by nonaffiliates of the registrant (9,988,662 shares) based upon the most recent average bid and asked prices of such stock which are as of August
29, 1998.
                            $ 0



Number of shares outstanding of each of the registrant's classes of common stock, as of September 28, 1998.
                 50,772,982 shares of registrant's
                   common stock, $0.01 par value

Part III of the registrant's Proxy Statement relating to its 1998
Annual Meeting of Shareholders is incorporated by reference herein.

                      PART I

Item 1.   BUSINESS
          Introduction  -  The New Paraho Corporation and its
subsidiaries (the "Company" or "New Paraho") hold patents and proprietary rights applicable to the retorting of oil from shale by use of an aboveground, vertical shaft retort. The Company also has certain intellectual properties for the testing and commercial development of the use of shale oil in the production of asphalt.  In addition, the Company owns interests in oil shale lands.
          History  -  On July 23, 1986 Paraho Development
Corporation merged with New Paraho, which was a wholly-owned subsidiary of Energy Resources Technology Land, Inc. ("ERTL"), pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code. Following the merger, shareholders of Paraho Development Corporation received 5% of the outstanding common stock of New Paraho. Former creditors of Paraho
Development Corporation received 15% of the common stock of New Paraho and income certificates (the "Income Certificates") representing rights in oil shale mineral properties located in Rio Blanco County, Colorado which were previously owned by ERTL (all of ERTL's interest in such properties before it transferred 50% of such interest to the Company is hereinafter defined as the "Rio Blanco Properties"). After the merger, ERTL owned 80% of the outstanding common stock of New Paraho.
New Paraho was incorporated in December 1985 as a wholly-owned subsidiary of ERTL.  ERTL capitalized New Paraho with $1,000 and contributed 50% of its interest in the Rio Blanco Properties. ERTL accounted for the acquisition of Paraho Development Corporation as a purchase.
Based upon the current control by ERTL of New Paraho, the Company is included for Federal income tax purposes as part of the ERTL consolidated group of corporations and the results of its operations are reported in the consolidated Federal income tax returns filed by ERTL from the date of the confirmation of reorganization, July 23, 1986, forward. Accordingly, and as long as such controlling interest is maintained, losses and/or tax credits generated by New Paraho, if any, for Federal income tax purposes, may be applied against the income and/or income tax for Federal income tax purposes of members of the ERTL group.
The group has established a tax allocation policy which requires the
Federal income tax liability to be computed on a separate return basis. Any losses or other credits directly attributable to the Company which result in a reduction of the consolidated tax liability will be reimbursed by the parent. Likewise, the Company will be charged for its share of the consolidated tax liability. This policy resulted in a payment of $70,975 from ERTL to New
Paraho in October 1997, for losses utilized by ERTL on its June 30, 1997 federal income tax return.  Additionally, New Paraho recognized $170,000 in deferred tax benefit in fiscal year 1998, in anticipation of losses to be utilized by ERTL on its June 30, 1998 federal income tax return.
          Asphalt Feasibility Program  -  The activities of the
Company have been devoted to developing, testing and test marketing shale oil-derived asphalt paving materials. There is no established market for these materials, and they are not produced in commercial quantities, although the Company has sold small quantities of these materials to customers on an isolated basis.  The Company has had no recent sales, and its current activities are not sufficient to sustain the Company on an ongoing basis without either substantial additional outside funding or the financing and development of a commercial plant. The Company has made the determination to maintain minimal activity absent this needed funding. The Company believes it has established the feasibility of constructing and operating such a plant, however, the inability to obtain financing has prevented establishing commercial production of shale oil-derived asphalt paving materials. If financing were obtained, the risks of changes in technology and changes in government regulations could also prevent the commercial production.
               To establish the commercial economics of producing shale oil-derived asphalt, the Company initiated the Asphalt Feasibility Program which included the construction and evaluation of field test strips and a more thorough evaluation of the economic viability of producing and marketing
commercial quantities of shale oil-derived asphalt paving materials.    The
Company expended approximately $373,000 in 1996, $81,000 in 1997, and $14,000 in 1998 on direct research and development of this shale oil-derived asphalt product. The Company does not have funding for any additional research and development or commercial production efforts. Although the Company is seeking additional financing to fund these efforts, it currently appears unlikely that the Company will succeed in obtaining this financing.
        Based on the results of the test strip evaluations, the Asphalt Feasibility Program has determined that this product is technically feasible. Since 1989, the Company has been attempting to finance, design, and construct a retorting and SOMAT production facility suitable for asphalt operations. This has included efforts to seek funding to construct and operate a commercial-scale production facility with an initial capacity of 275 BPSD (barrels per stream day) of shale oil (Phase I) and subsequent expansion by an additional 275 BPSD (Phase II). A preliminary estimate for the construction of Phase I of the project, modernization and expansion of the mine, pilot and start-up operating losses, working capital and financing costs is $42.5 million. The estimated cost for Phase II is $15.8 million, with expected positive cash flow from operations reducing costs by $4.1 million in the fourth year of the project. Total estimated net costs for Phase I and II are $54.2 million. Although the Company aggressively sought financial commitments for the construction of a commercial retorting facility from 1989 through June of 1998, to date the Company has not received any commitments from any potential financial partner. The Company is not currently actively seeking financing, but would entertain proposals regarding financing a commercial facility, and from time to time has discussions with potential funding sources. It currently has no solid prospects for obtaining this financing.
                      Asphalt Feasibility Program Financing - Most of the financing for the Asphalt Feasibility Program has been provided by the Tell
Ertl Family Trust (the "Trust") under a line of credit. As of June 30, 1995, the Company owed the Trust $5,497,119 in principal plus accrued interest on the line of credit. At that time, the Trust determined it would not advance further funds under the line of credit. Effective July 1, 1995, in recognition of the Company's inability to repay the line of credit, the Trust agreed to waive the repayment of interest accrued to date and to eliminate future interest accruals. On December 18, 1996, the Company used funds from the annual principal payment received on its note receivable from Tosco Corporation's wholly-owned subsidiary, The Oil Shale Corporation, resulting from its purchase of the Rio Blanco Properties (the "Purchase Option"), to reduce the principal amount of the note payable to the Trust. Also on that date, New Paraho executed an assignment to the Trust of its interest in the note receivable, in the amount of $3,083,120. These payments, in addition to two other principal payments to the Trust during fiscal year 1997 reduced the total amount outstanding on the line of credit to $865,596, where it remained as of June 30, 1998. It is unlikely that the Company will be able to repay this remaining indebtedness to the Trust.
                      Paraho Technology - The Company, directly and through its subsidiaries, owns the Paraho Process which consists of patents and proprietary rights applicable to the retorting of oil from shale by use of an above ground, vertical shaft retort. In connection with the Asphalt Feasibility Program, the Company has continued its research and development activities on the Paraho Process. The Company has already successfully demonstrated the Paraho Process on a semi-works scale. Paraho Development Corporation, predecessor to the Company, produced approximately 110,000 barrels of shale oil. Of these, approximately 98,000 barrels were refined into gasoline, jet fuel, heavy fuel oil and other products. These products were tested by several government agencies and private companies under the direction of the U.S. Navy, and met specifications set by the U.S. Navy.
There can be no assurance, however, that any commercial oil shale facility will be constructed or that, if such a facility is constructed, it will use the Paraho Process.
        The Company will not be able to generate revenues from the Paraho Process unless it succeeds in financing the construction of a commercial facility, or is able to license the technology to third parties for construction of such a facility. Due to the Company's inability to obtain financing to date, and the lack of any interest by third parties in licensing the technology, the Company does not expect it will realize any revenues from the Paraho Process in the foreseeable future. Even if it succeeds in financing a facility or licensing the technology to third parties, due to the lengthy lead time necessary to engineer and construct a commercial oil shale facility, as well as the constraints imposed by governmental regulations, at best, it will be a number of years before any royalties may be earned by New Paraho under any licenses it may grant for the use of the Paraho Process.
        The Paraho Process includes an entire system for the processing of oil shale, including mining, crushing, retorting and disposing of the shale. Protection of the Paraho Process is based upon several patents covering equipment, process conditions and methods of operating a retort, many of which have expired. The Company expended resources in prior years to apply for new patents as a result of the Department of Energy sponsored PON Commercial design project initiated by Paraho Development Corporation. As a result of these efforts, on August 14, 1990, the U.S. Patent Office issued this patent as #4,948,468. Management believes that the interrelation of the remaining patents, in addition to this new patent should provide adequate protection of the Paraho Process through the year 2007.
        Along with the patent protection, New Paraho has developed proprietary know-how and technical data and experience regarding the design, construction and operation of retorts and related facilities. Such technology and know-how are protected by confidentiality and patent assignment agreements. The agreements generally require the maintenance of the confidentiality of all Paraho Process technology and trade secrets and require assignment to the Company of all patents relating to its business or products. New Paraho also had rights received from ERTL to use certain rights in patents, patent applications and other intellectual properties that ERTL had acquired from Western Research Institute regarding the use of shale oil-derived asphalt material (the "WRI Technology") for the Asphalt Feasibility Program. Pursuant to the amended and restated exclusive sublicense agreement, dated September 28, 1992, between New Paraho and University of Wyoming Research Corporation (UWRC), formerly WRI, the Company was required to make annual minimum royalty payments for the three years prior to the expiration of the patent. The Company declined to make the second to the last payment, and, in effect, terminated the agreement. Rights to use this technology for commercial production of asphalt during the remaining life (through April 19, 1999) of the patent, would require negotiating a new agreement with UWRC.
                      SOMAT Technology  -  While proceeding with the
Asphalt Feasibility Program, the Company developed the SOMAT (Shale Oil
Modified Asphalt Technology) process to further process crude shale oil into shale oil asphalt modifiers. This process is proprietary information and the Company seeks to protect it under patent and trade secrets law. In furtherance of this objective, in March 1996, the Company made application to the U.S. Patent Office for a patent on the use of SOMAT in recycled asphalt applications. In May and June 10 1998, The Commissioner of Patents and Trademarks issued two separate patents covering a method for recycling and rejuvenating asphalt pavement, and an asphalt rejuvenater and recycled asphalt composition. These patents provide protection for these processes until March 2016.
                      Governmental Regulation - Environment - Federal, state and local laws and regulations have a substantial impact on the development of an oil shale industry. Environmental concerns include air quality, water usage and pollution, dust problems, spent shale disposal and land reclamation. Numerous governmental permits are required in connection with the construction and operation of one or more commercial-size retorts and related facilities (including the mine from which oil shale is extracted). Mining of the oil shale, which is accomplished using conventional room and pillar or surface mining methods, presents the usual difficulties associated with mining methods, including safety considerations. The Company believes that it and its subsidiaries have received all permits necessary for them to mine oil shale and to process it at the Pilot Plant Lease site in support of the Asphalt Feasibility Program.
                      Employees - The Company currently has no paid employees. The Company has no plans to add employees unless financing for a commercial facility is obtained.
                      Competition - New Paraho is only one of many companies that has attempted to develop a workable, economical process for recovering oil from shale. The adverse conditions which now exist for the commercial development of oil shale, when coupled with the absence of federal government incentives, have caused many of these companies to abandon or to defer further research and development of their competing technologies as well as development of their oil shale mineral resource holdings. Nonetheless, many of the Company's future competitors may have far greater resources than the Company. If any one of these companies is successful, its success may significantly reduce the value of the Paraho Process. Further, it is possible that new technologies, which could require lower capital costs or present other advantages, could reduce the value of the Paraho Process. New Paraho is unable, at this time, to assess accurately the status of the development or economics of competing processes, and no assurance can be given that the Paraho Process will be able to compete effectively with other processes.
        At present, management believes that the Company is the only producer of a shale oil-derived asphalt material for testing purposes. The Company believes that shale oil produced by the Paraho Process used in connection with the SOMAT Process produces a higher quality and a higher yield of asphalt modifier than shale oil produced by other processes.
        With respect to competing asphalt modifiers, a Federal program focused on the development of improved asphalt testing systems and on the development of improved asphalt binders has led to a greater demand for improved asphalt quality. Among the products used to improve the asphalt binder, lime, liquid anti-strip additives, and polymer modified asphalts are the most popular and widely used. Based on the results of the laboratory and actual road tests to date, Paraho believes that SOMAT will be able to compete effectively with these products. In the case of lime and liquid anti-strips, SOMAT's competitive advantage will come through a technically superior product that is priced comparable to the best performing anti-strip products, and in the case of the polymer modified products, SOMAT's advantage will come through comparable, if not superior, technical performance at a lower price. However, there is no assurance that competitors will not develop products with performance characteristics superior to SOMAT.

Item 2.  PROPERTIES
                      Rio Blanco Properties  -  On December 17, 1987, The
Oil Shale Corporation, a wholly-owned subsidiary of Tosco Corporation exercised the Purchase Option on the Rio Blanco Properties. Details of the transaction are as described in the discussion of the Asphalt Feasibility Program.
                      Pilot Plant Lease - On October 15, 1982, Paraho Development leased 200 acres of private land near Rifle, Colorado from an individual for an initial term of ten years with provisions for extensions. The leased land provides a location for the Company to operate its pilot oil shale retort facility, and management considers the land to be adequate space to enable New Paraho to carry out research operations. As renegotiated on October 8, 1992, the lease calls for an annual minimum rent of $6,000 and an operational rate of $28,296 per year. The new lease expires in October, 2002. For the twelve months ended June 30, 1998 the lease was maintained at the minimum rent level.
                      Utah Oil Shale Lands - New Paraho has acquired rights to approximately 10,432 acres of oil shale lands in Uintah County, Utah. Of the total, New Paraho owns an undivided 80% interest in 160 acres in fee. The remaining 10,272 acres are controlled by New Paraho under State of Utah Leases for oil shale or under agreements with third parties.


Item 3.  LEGAL PROCEEDINGS
        The Company is a defendant in Corn Construction Co., New Paraho, et al. v. Walker Field, Colorado, Public Airport Authority, Case No. 96 CV
545; Division B, Mesa County District Court. This proceeding involves an allegedly defective runway constructed at Walker Field Airport in Grand Junction, Colorado in 1996 with product manufactured by New Paraho.
Walker Field Airport alleges that its general contractor, Corn, and the engineer on the project, Armstrong Consultants, Inc. ("Armstrong"), negligently designed and built the runway. The claims against New Paraho revolve around representations allegedly made by New Paraho that the product used would be appropriate for application.
        The case has progressed into the discovery phase of the litigation with trial set for May-June 1999. There has been some movement toward settlement. The Company is being defended under a reservation of rights issued by The Hartford Insurance Company.
The Company has requested a vigorous defense.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.
               Not Applicable.
                                   PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED
             STOCK HOLDER MATTERS
       The Company's common stock is traded over-the-counter. The reported high and low bid prices for each quarterly period since July 1, 1996 are as follows:

                                    FROM THE NATIONAL QUOTATION SERVICE

                              Fiscal 1998           Fiscal 1997
                              High     Low          High     Low


First Quarter                  --       --          --       --

Second Quarter               .001     .001          --       --

Third Quarter                .001     .001          --       --

Fourth Quarter                 --       --          --       --

        The high and low prices specified above represent prices between broker-dealers. They do not include retail mark-ups and mark-downs or any commissions to the broker-dealer and may not reflect prices in actual transactions.
        As of July 14, 1992, the Company's stock was deleted from the
NASDAQ Small-Cap Market, because the Company failed to meet the new bid price requirement.  The stock has been only thinly and sporadically traded, and is now listed on an electronic bulletin board system.
        As of September 1, 1998, the approximate number of shareholders of record of The New Paraho common stock was 1,300.
        New Paraho has never paid dividends on its common stock and there is no prospect that dividends will be paid in the foreseeable future.
The Company intends to follow its policy of retaining any earnings to provide funds to offset current obligations, for additional research and development and for expansion.
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                      Cautionary Statement Pursuant To Safe Harbor
Provisions Of The Private Securities Litigation Reform Act Of 1995      -
 In this report, periodic reports filed with the Securities and Exchange Commission, press releases and other communications from time to time, the Company sometimes makes "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for the future and information about its future plans, such as plans with respect to commercializing the asphalt technology; continued research and development; the costs and feasibility of constructing a commercial retorting plant; the Company's plans and expectations as to funding of capital expenditures and operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.
Many of these risks and uncertainties have been discussed in the Company's prior filings with the Securities and Exchange Commission.
        The Company's strategy is (i) to continue to seek opportunities to fund the Asphalt Feasibility Program, including the construction of a commercial plant, and (ii) to look for other opportunities to commercialize the Company's oil shale technology. It will pursue these strategies without employees or significant operational or capital resources. The most important factors that could prevent the Company from achieving these goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:
        - A reduced demand for or interest in the Company's asphalt product, for example, resulting from the failure of government agencies to require that asphalt used in highway construction projects have characteristics like the Company's asphalt product.
        -      The development of alternative or competing asphalt modifiers.
        - As the Company operates in a capital-intensive industry, the inability to secure adequate capital to fund ongoing operations or a commercial plant.
        -      Risks inherent in construction, including delays and cost
               overruns.
        -      Changes in government regulations.
               Liquidity   -  Due to the inability to obtain financing for a
commercial project, the exhaustion of the Company's existing financial resources, and the fact that the Company's line of credit will mature on July 1, 1999, the Company expects that it will not have the funds to continue operations, and may be required to sell assets or liquidate to meet its obligations.
        The Company realized an increase in working capital of $60,363 in the fiscal year ended June 30, 1998. Funds were primarily obtained from the reimbursement of tax savings from ERTL. Funds were used primarily for minimal operating expenses and a retainer for a consultant enlisted by the Company to obtain financing.
        On May 1, 1994, the Company was granted an increase in its line of credit to $5,500,000 by the Trust. Borrowings under this note are at the discretion of the trustees of the Trust. The note is due on July 1, 1999. During fiscal year 1997, the Company reduced the total outstanding balance of $5,497,119 on the note by $4,631,523. The repayment (a financing activity) consisted of $1,540,000 in cash and an assignment of the Company's interest in a promissory note from The Oil Shale Corporation. (As part of the Company's investing activities, annual payments of approximately $385,000 were received in fiscal years 1997, 1996, and 1995 on this note receivable.) The Company owed $865,596 on this note as of June 30, 1998. In recognition of the Company's inability to repay the interest on this note, the Trust waived unpaid interest accrued to date and eliminated further interest accruals.
        The Trust has notified the Company that it does not intend to increase the line of credit, and it is unlikely that the Trust will agree to extend the maturity date. Accordingly, the Company will not have any funds to continue operations unless it succeeds in obtaining additional financing. Since 1989, the Company has been seeking to obtain financial commitments to design, construct, and operate a commercial facility to produce asphalt. Although, the Company from time to time has discussions with potential funding sources, it currently has no solid prospects for obtaining such financial commitments.
        Possible future sources of cash include sales of oil shale-derived asphalt paving materials. Additional future sources of cash may include revenues from the performance of further research services or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.
        The Company has reduced operating expenses by laying off all employees and discontinuing operations related to the Asphalt Feasibility Program. In order to maintain the facilities and remaining assets of the Company, minimum operating expenses of approximately $100,000 annually must be met. The tax reimbursement from ERTL for current use of tax losses should be sufficient to sustain this requirement for the current year. The board of directors of ERTL has consented to provide any additional funding to maintain this minimum level of existence for the year ending June 30, 1999.
        If the Company is required to repay the promissory note to the Trust in full, any source of cash available to meet these expenses would be depleted. The Company does not believe it will have sufficient revenues to pay operating costs at a level needed to continue the Asphalt Feasibility Program. Further, if the Trust does not agree to extend the maturity date of its note beyond July 1, 1999, unless the Company obtains additional financing (which currently appears unlikely), the Company will be required to sell or transfer assets to repay the note, and may be required to terminate operations and liquidate. The Company may negotiate with the Trust to retain some portion of The Oil Shale Company's promissory note as a source of cash flow to meet these expenses, however there is no assurance that these negotiations will be successful.
               Capital Resources - New Paraho's current long-term objectives include finding third-party funding for the research and development related to the Asphalt Feasibility Program and the Paraho
Process, licensing of the Paraho Process and commercialization of shale oil and shale oil-derived products. In pursuit of these objectives, New Paraho incurred costs and expenses of $212,000 in fiscal 1998. The Company does not have the resources to commit significant funds for these objectives in 1999 and later years. At the present time, New Paraho believes that the most viable option for the continued pursuit of these aforementioned objectives is the successful completion of the Asphalt Feasibility Program and subsequent commercialization efforts. Management has estimated that such a commercial project would require capital of $54 million. While the Company has been attempting to seek commitments for such financing, it has been unable to do so to date, and it currently has no solid prospects for obtaining such financing.
               Year 2000 Issue - The Company plans to address computer software that could be affected by the Year 2000 problem by the installation of new hardware and software programs that will be Year 2000 compliant during the first half of 1999. The Company estimates that the costs of such efforts will be approximately $15,000. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that the new hardware and software programs will address the Year 2000 problem, but cannot give assurances that no Year 2000 problems will occur. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem of such entities.
               Results of Operations
                      1998 - Revenues in fiscal 1998 consisted of minimal interest and rental income in addition to a gain of $241,000 recognized on a deferred tax benefit reimbursed by its parent. Costs and expenses were incurred to maintain the Company at a minimum level.
                      1997 - Revenues in fiscal 1997 consisted primarily of interest income on the promissory note from the Oil Shale Corporation. The Company also recognized a gain of $763,192 on a deferred tax benefit reimbursed by its parent. Costs and expenses were incurred to maintain the Company at a minimal maintenance level.
                      1996 - Revenues in fiscal 1996 consisted primarily of sales of SOMAT and interest payments on the promissory note from The Oil
Shale Corporation. In addition, an extraordinary gain was incurred when the Tell Ertl Family Trust relieved and discharged the Company of all obligations to pay accrued interest on its line of credit with the Trust. Costs and expenses related to research and development of the Asphalt Feasibility Program.

                                  INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . .21


Consolidated Balance Sheets - June 30, 1998  . . . . . .
 . . . . . .22


Consolidated Statements of Operations -
  For the Years Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .23


Consolidated Statement of Stockholders' Deficit -
  For the Period from July 1, 1996 through June 30,
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24


Consolidated Statements of Cash Flows -
  For the Years Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .25


Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .26

                         INDEPENDENT AUDITOR'S REPORT





Board of Directors
The New Paraho Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of The New Paraho Corporation and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New
Paraho Corporation and subsidiaries at June 30, 1998 and the consolidated results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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



Hein + Associates llp


Denver, Colorado
July 24, 1998

The New Paraho Corporation and Subsidiaries

Consolidated Balance Sheets
JUNE 30, 1998
ASSETS

Current Assets:
  Cash                                        $  30,000
  Tax benefit receivable - parent               130,000
  Prepaid expenses                                9,000
       Total current assets                     169,000

Plant, furniture and equipment (net), at cost    14,000

  Oil shale mineral properties, at cost          41,000
  Patent (net of accumulated amortization
  of $16,000)                                    31,000
  Supplies                                       12,000
  Certificates of deposit, restricted            27,000

TOTAL ASSETS                                   $294,000


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                      $   31,000
  Reclamation liability                                    100,000
  Accrued liabilities                                        2,000
      Total current liabilities                            133,000

LONG-TERM LIABILITY -
  Note payable, related party                              866,000

COMMITMENTS AND CONTINGENCY (Note 9)


STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value; authorized
    75,000,000 shares; issued and
    outstanding 50,772,982 shares                         508,000
  Par value of common stock issued in excess of
    the fair market value of assets acquired             (353,000)
  Accumulated deficit                                    (860,000)
       Total stockholders' deficit                       (705,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $  294,000



See accompanying notes to these consolidated financial statements.

                           The New Paraho Corporation and Subsidiaries

                              Consolidated Statements of Operations

                                                       Years ended June 30,
                                                         1998        1997
REVENUES:
  Asphalt sales                                      $        -   $    7,000
  Interest income                                         2,000       89,000
  Other                                                   4,000        6,000
     Total revenues                                       6,000      102,000

COSTS AND EXPENSES:
  Asphalt research                                       14,000       81,000
  General and administrative                            198,000      286,000
      Total costs and expenses                          212,000      367,000

LOSS BEFORE TAX BENEFIT                                (206,000)    (265,000)

  Tax benefit - parent                                  241,000      763,000


NET INCOME                                            $  35,000    $ 498,000


NET INCOME PER SHARE                                   $     -      $    .01

WEIGHTED AVERAGE SHARES                              50,772,982   50,772,982



See accompanying notes to these consolidated financial statements.

                               The New Paraho Corporation and Subsidiaries

                            Consolidated Statements of Stockholders' Deficit
                       for the period from July 1, 1996 through June 30, 1998


                                                  Par Value
                                                 of Common
                                                Stock Issued                             Total
                                               in Excess of the                      Stockholders'
                         Common Stock          Fair Market Value     Accumulated      Equity
                      Shares        Amount     of Assets Acquired      Deficit        (Deficit)
BALANCES,
at July  1, 1996      50,772,982     508,000       $ (369,000)       $ (1,393,000)   $(1,254,000)
  Contributed
    services                   -           -           16,000                  -          16,000
   Net income                  -           -                -             498,000        498,000


BALANCES,
at June 30, 1997      50,772,982      508,000        (353,000)           (895,000)      (740,000)
  Net income                   -            -               -              35,000         35,000

BALANCES,
at June 30, 1998      50,772,982     $508,000        $(353,000)        $ (860,000)    $  (705,000)




See accompanying notes to these consolidated financial statements.

                              The New Paraho Corporation and Subsidiaries
                                 Consolidated Statements of Cash Flows

                                                 Years ended June 30
                                                          1998          1997
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                            $   35,000   $   498,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                         38,000        41,000
    Contributed services                                       -        16,000
    Changes in operating assets and liabilities:
      Decrease (increase) in:
           Receivables                                         -        43,000
           Tax benefit receivable - parent              (130,000)            -
           Inventory                                      35,000        32,000
           Prepaid expenses                                3,000         2,000
           Deposits                                            -         1,000
      Increase (decrease) in:
           Accounts payable                               19,000        (9,000)
           Reclamation liability                               -       100,000
           Accrued liabilities                                 -        (8,000)
Net cash provided by (used in) operating activities            -       716,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment received on note receivable                           -      385,000
  Expenditures for patents                                 13,000            -
  Net cash provided by (used in) investing activities     (13,000)     385,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on note payable                                 -   (1,549,000)

NET DECREASE IN CASH                                      (13,000)    (448,000)

CASH, at beginning of year                                 43,000      491,000

CASH, at end of year                                    $  30,000    $  43,000



SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Decrease to note receivable and note payable
     related to the assignment of the note
     receivable to a related party:
        Note receivable                                 $     -   $(3,083,000)
        Note payable                                          -    (3,083,000)




See accompanying notes to these consolidated financial statements.

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

      Net Income Per Share - Basic net income per share is computed based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is not presented as the effect of potential common stock is anti-dilutive.

      Comprehensive Income - Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income was issued in June 1997 and adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is generally defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. There were no differences between net income and comprehensive income for the years ended June 30, 1998 or 1997.

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

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include, among other things, the estimated cost of reclamation. Due to the uncertainties inherent in the estimation process, it is reasonably possible that the estimate of the reclamation liability could be revised in the near-term and that such revisions could be material.

2.    Ability to Continue As a Going Concern:

      As of June 30, 1998, the Company has an accumulated deficit of $860,000 and a net capital deficiency of $705,000. Ultimately, the Company's ability to continue as a going concern is dependent on obtaining sufficient financing to construct a commercially feasible oil shale retort facility, and achieving profitable operations. Management will continue to seek sources for this financing. Management believes that they will continue to receive financial support from their majority shareholder through June 30, 1999. Management believes that this financial support in combination with the cash on hand at June 30, 1998 will be sufficient to fund operations through June 30, 1999.

      These financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


3.    Plant, Furniture and Equipment, and Oil Shale Mineral Properties:

      Plant, furniture and equipment at June 30, 1998 consist of:
          Retort facility and related equipment             $  236,000
          Other equipment                                       22,000
          Office furniture and equipment                        57,000
                                                               315,000
          Less accumulated depreciation                       (301,000)
                                                             $  14,000

      Oil shale mineral properties at June 30, 1998 consist of:

          Paraho Ute Project:
             Utah state leasehold rights                    $   25,000
             Utah fee land                                      16,000
                                                            $   41,000

      Oil shale mineral properties consist of approximately 10,272 acres of Utah state leases and an 80% undivided interest in 160 acres of Utah fee land. Annual renewal rental payments of $10,000 are required on the Utah state leases.


4.    Certificates of Deposit:

      The Company has $27,000 in certificates of deposit which are restricted under terms of a reclamation performance bond and will be released following completion of mining activities and restoration of mining sites.


5.    Income Taxes:

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax and assets at June 30, 1998 are as follows:

       Deferred tax assets:
           Tax net operating loss carryforwards              $ 1,922,000
           Tax basis of property and equipment
               greater than book                                 500,000
           Business credits and other                            131,000
               Total deferred tax assets                       2,553,000
           Valuation allowance for deferred tax assets        (2,553,000)

       Net deferred tax assets                               $         -

       The valuation allowance decreased by $187,000 from June 30, 1997 to June 30, 1998. The change in the valuation allowance is primarily due to the usage of the net operating loss carryforward by the Company's parent as discussed below.

       The Company is included, for Federal income tax purposes, in the consolidated income tax return filed by ERTL. During fiscal 1998 and 1997, the Company received reimbursements from ERTL for the application of the Company's NOL carryforwards against taxable income of ERTL. For the years ended June 30, 1998 and 1997, respectively, the Company received $241,000 and $763,000 of reimbursement of which $130,000 is recorded as a receivable at June 30, 1998.

       The Company's effective tax rate differs from the Federal statutory rate of 34% as follows:

                                                                  June 30,
                                                             1998         1997
           Tax provision (benefit) at statutory rate     $ (71,000)   $(90,000)
           Reduction of deferred tax asset valuation
               allowance                                  (170,000)   (673,000)
           Tax benefit - parent                          $(241,000)  $(763,000)

       The Company has operating loss carryforwards for income tax purposes of approximately $5,195,000, which expire in varying amounts from 2005 to 2013. In addition, the Company has general business credit carryovers for income tax purposes of approximately $131,000, which expire in varying amounts from 1999 to 2004. Approximately $87,000 are a result of the pre-acquisition operations of Paraho Development Corporation.

6.     Financial Instruments:

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


7.     Related Party Transactions:

       In June 1987, the Company obtained a $2,500,000 unsecured line of credit from the Tell Ertl Family Trust, which holds 47% of the outstanding common stock of ERTL. This line was increased to $5,500,000 in May 1994 and amended in June 1998 to reflect a maturity date of July 1, 1999. The note provides that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The balance of the note at June 30, 1998 was $866,000.

       For the year ended June 30, 1997, the Company received contributed professional services of $16,000 from ERTL. For the year ended June 30, 1998, the Company received professional services totaling $20,000 from ERTL. As of June 30, 1998, the Company owed ERTL $29,000 for current and prior year professional services. The Company also had a receivable of $130,000 due from ERTL as of June 30, 1998 for the tax benefit used by ERTL.


8.     Commitments and Contingency:

       The Company leases the land upon which the pilot plant is located under an operating lease. Future minimum lease payments for this land are as follows:

              1999          $ 6,000
              2000            6,000
              2001            6,000
              2002            6,000
              2003            2,000
                            $26,000

       The lease provides for fixed payments of $6,000 per year for periods when the plant is not in operation and $28,000 per year for periods when the pilot plant is in operation prorated on a daily basis. Total lease payments relating to this lease were $6,000 for each year of 1998 and 1997. The Company has the option to extend the lease upon expiration.

       Upon expiration of the lease the Company is required to reclaim the land to the condition before use by the Company. The cost of reclamation has been estimated by the Company to be approximately $100,000. This amount is recorded as a liability at June 30, 1998. The Company has $27,000 in certificates of deposit restricted for the funding of this liability as described in Note 5.

       The Company has been named in a complaint by an airport authority which utilized the Company's product in paving an airport runway. The airport authority has also filed suit against the general contractor and the project engineer alleging that the runway was negligently designed and built. Total damages asserted against all three defendants are alleged to be $750,000. Management believes that the Company has meritorious defenses, and that any potential liability would be covered by insurance. While the ultimate liability in this matter is difficult to assess, management believes that the matter will be resolved without a material adverse effect on the Company's financial position.


9.     Stock Option:

       On January 1, 1991, the Company granted an officer of the Company an option to purchase up to 1,150,000 shares of Common Stock for $.05 per share. Of the 1,150,000 shares included in the grant, 150,000 shares became exercisable on July 1, 1991. The remaining 1,000,000 shares are exercisable in increments of 250,000 shares to 500,000 shares upon the occurrence of specified events. The option expires ten years from the date of grant. Effective December 21, 1995, the officer assigned all right, title, and interest in the stock option agreement dated January 1, 1991 to ERTL.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE


              Not applicable.

                                          PART III
                                     ITEMS 9 THROUGH 12


       Items 9 through 12 are incorporated by reference from the sections entitled "Election of Directors and Officers", "Amount and Nature of Beneficial Ownership", and "Remuneration and Other Transactions with Management and Others" in the Registrant's definitive proxy statement for its annual meeting to be held in December, 1998 which proxy statement shall be filed no later than 120 days after the end of the Company's most recent fiscal year.

                                    PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K
       The Index to Financial Statements is at Page 23. No financial statements or financial statement schedules are incorporated by reference. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
       No reports on Form 8-K were filed by the Company during the fiscal year ended June 30, 1998.
                                 Exhibit Index
Exhibit No.                       Description
(3) Articles of Incorporation and By-Laws. Reference is made to Exhibits 4 and 5 to Registrant's Form 8-K filed on July 23, 1986 (file number 0-8536) that is incorporated herein by reference.

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

(10)(l)(viii)        Amendment to the Promissory Note to the Tell Ertl
                     Family Trust,
                     dated June 1, 1998.



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

                                           Date: 9/28/98


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/Joseph L. Fox                 Principal Executive   9/28/98
Joseph L. Fox                    Officer and Director


/s/Theo Ertl                     Chairman of the       9/28/98
Theo Ertl                        Board of Directors


/s/Jann Ertl                     Director              9/28/98
Jann Ertl


/s/Jill Ertl                     Director              9/28/98
Jill Ertl


/s/Buff Ertl Palm                Director              9/28/98
Buff Ertl Palm


/s/Twig Ertl                     Director              9/28/98
Twig Ertl


/s/Larry A. Lukens               Director              9/28/98
Larry A. Lukens


/s/William J. Murray, Jr.        Director              9/28/98
William J. Murray, Jr.


/s/Adam A. Reeves                Director              9/28/98
Adam A. Reeves


/s/Peter L. Richard              Director              9/28/98
Peter L. Richard


/s/Anne M. Smith                 Controller            9/28/98
Anne M. Smith

                                     EXHIBIT 10(l)(viii)



June 1, 1998

       WE, THE UNDERSIGNED, agree that the Promissory Note, between The New Paraho Corporation and the Tell Ertl Family Trust, dated
August 29, 1989, and attached hereto, has been amended to state a due date of July 1, 1999.

TELL ERTL FAMILY TRUST                            THE NEW PARAHO CORPORATION



BY /S/ Theo Ertl                                  BY/S/Joseph L. Fox
  Theo Ertl                                         Joseph L. Fox
  Co-Trustee                                        President