Form 10QSB
period 1998-09-30
NEW PARAHO CORP
filed 1998-11-13
CIK 216810

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of September
30, 1998.
Transitional Small Business Disclosure Format (check one):
Yes ( ) No(x)


                            1 of 9 pages

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

ASSETS                              September 30,       June 30,
                                        1998              1998
                                     (Unaudited)
                                    ____________      ___________
Current Assets:
     Cash                             $   4,226        $  29,594
     Accounts Receivable                130,628          130,628
     Prepaid Expenses and other           7,399            9,080
     Total Current Assets               142,253          169,302

Supplies                                 12,044           12,044

Plant, Furniture and Equipment,
     at cost (net of accumulated
     depreciation)                       10,750           14,432
Mineral Properties                       40,525           40,525

Patent, at cost (net of
     accumulated amortization)           30,586           31,284

Other Assets                             27,000           27,000

     Total Assets                     $ 263,158        $ 294,587







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-



LIABILITIES AND SHAREHOLDERS' EQUITY   September 30,     June 30,
                                          1998            1998
                                       (Unaudited)     __________
Current Liabilities:
     Accounts Payable                     $ 33,620    $   30,787
     Accrued Liabilities                     3,193         2,129
     Reclamation Liability                 100,000       100,000
     Total Current Liabilities             136,813       132,916

Long Term Liabilities:
     Note Payable (Note 3)                 865,596       865,596


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                          507,730       507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                    (352,648)     (352,648)
     Accumulated deficit                  (894,333)     (859,007)

       Total Shareholders' Equity         (739,251)     (703,925)

                                          $263,158      $294,587








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                         Three Months Three Months
                             Ended        Ended
                         September 30, September 30,
                            1998           1997
REVENUES:
   Interest Income         $     393    $     637
   Other                       1,125        9,125
TOTAL REVENUES                 1,518        9,762


COSTS AND EXPENSES:
   Asphalt Research
   General & Admin.           36,844       58,181
TOTAL COSTS & EXPENSES        36,844       58,181

NET INCOME (LOSS)           ($35,326)    $(48,419)

INCOME (LOSS) PER SHARE       ($0.00)      $(0.00)

Weighted average
shares outstanding         50,772,982   50,772,982
















               The accompanying notes are an integral part of these consolidated financial statements.

                  THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                             Three Months    Three Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                                  1998            1997
Cash flows from operating activities:
  Net Loss                                       ($35,326)     $ (48,419)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                   4,380          9,212
    Change in operating assets and liabilities:
      Change in receivables                             -           (435)
      Change in inventory                               -              -
      Change in prepaid expenses and other assets   1,681          3,661
      Change in accounts payable                    2,833          6,734
      Change in accrued liabilities                 1,064          1,232
        Net cash used in operating activities     (25,368)       (28,015)

Cash flows from investing activities:
  Patent costs                                           -        (9,715)
  Net cash used by investing activities                  -        (9,715)

Cash flows from financing activities:
      Net cash provided (used) by financing
        activities                                       -             -

Net decrease in cash                               (25,368)      (37,730)

Cash at beginning of year                           29,594        43,259

Cash at end of quarter                            $  4,226      $  5,529










                   The accompanying notes are an integral part of these consolidated financial statements.

      THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES

NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The June 30, 1998 balance sheet presented in this report is derived from the June 30, 1998 audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 audited report in Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and on June 1, 1998, the note was amended to reflect a maturity date of July 1, 1999. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The terms of the note provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note. The balance of the note at September 30, 1998 was $865,596.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company realized a decrease in working capital of $30,946 during the three months ended September 30, 1998. Funds were primarily provided by income from the rental of its Rifle facility.
     On August 29, 1989 the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of March 31, 1998, the Company owed $865,596 to the Trust. The funds were used to cover the cost of operating expenses and asphalt research and development. On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company to the Trust in partial repayment of this note.The Company does not expect to be able to pay the balance remaining on this note when it becomes due.
     The Company will attempt to progress toward the realization of three principal objectives: commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. In pursuit of these objectives, the Company incurred costs and expenses of $36,844 in the three months ended September 30, 1998. The decrease in these costs over the amount incurred in the same period of the previous year, is the result of ceasing all operations.
     Possible future sources of cash include revenues from the sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended September 30, 1998

     Revenues of $1,518 for the quarter ended September 30, 1998, consisting primarily of office rental, were significantly less than the amount recognized in the same quarter of the previous year.
     Expenses of $36,844 for the quarter ended September 30, 1998 were also less than the same quarter in the previous year, which included a retainer to a consultant engaged to seek financing for the Company.

PART II:  OTHER INFORMATION

     Item 1.   Legal Proceedings.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


11/13/98                           /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


11/13/98                           /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller