Form 10KSB
period 1999-06-30
NEW PARAHO CORP
filed 1999-09-28
CIK 216810

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                   ______________________

                                         FORM 10-KSB
                                        ANNUAL REPORT
                             PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

       (X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 1999 or

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

Issuer's revenues for is most recent fiscal year:  $4,000

Aggregate market value of the voting stock held by nonaffiliates of the registrant (9,988,662 shares) based upon the most recent average bid and asked prices of such stock which are as of August
31, 1999.
                            $ 0



Number of shares outstanding of each of the registrant's classes of common stock, as of September 28, 1999.
                 50,772,982 shares of registrant's
                   common stock, $0.01 par value

Part III of the registrant's Proxy Statement relating to its 1999
Annual Meeting of Shareholders is incorporated by reference herein.



                                        PART I

Item 1.   BUSINESS
                      Introduction - The New Paraho Corporation and its subsidiaries (the "Company" or "New Paraho") hold patents and proprietary rights applicable to the retorting of oil from shale by use of an aboveground, vertical shaft retort. The Company also has certain intellectual properties for the testing and commercial development of the use of shale oil in the production of asphalt.  In addition, the Company owns interests in oil shale lands.
                      History - On July 23, 1986 Paraho Development Corporation merged with New Paraho, which was a wholly-owned subsidiary of Energy Resources Technology Land, Inc. ("ERTL"), pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code. Following the merger, shareholders of Paraho Development Corporation received 5% of the outstanding common stock of New Paraho. Former creditors of Paraho
Development Corporation received 15% of the common stock of New Paraho and income certificates (the "Income Certificates") representing rights in oil shale mineral properties located in Rio Blanco County, Colorado which were previously owned by ERTL (all of ERTL's interest in such properties before it transferred 50% of such interest to the Company is hereinafter defined as the "Rio Blanco Properties"). After the merger, ERTL owned 80% of the outstanding common stock of New Paraho.
        New Paraho was incorporated in December 1985 as a wholly-owned subsidiary of ERTL. ERTL capitalized New Paraho with $1,000 and contributed 50% of its interest in the Rio Blanco Properties. ERTL accounted for the acquisition of Paraho Development Corporation as a purchase.
        Based upon the current control by ERTL of New Paraho, the Company is included for Federal income tax purposes as part of the ERTL consolidated group of corporations and the results of its operations are reported in the consolidated Federal income tax returns filed by ERTL from the date of the confirmation of reorganization, July 23, 1986, forward. Accordingly, and as long as such controlling interest is maintained, losses and/or tax credits generated by New Paraho, if any, for Federal income tax purposes, may be applied against the income and/or income tax for Federal income tax purposes of members of the ERTL group.
        The group has established a tax allocation policy which requires the Federal income tax liability to be computed on a separate return basis. Any losses or other credits directly attributable to the Company which result in a reduction of the consolidated tax liability will be reimbursed by the parent. Likewise, the Company will be charged for its share of the consolidated tax liability. This policy resulted in a reimbursement of $241,000 during the year ended June 30, 1998 for losses utilized by ERTL on its federal income tax return. Additionally, New Paraho recognized $11,000 in deferred tax benefit in fiscal year 1999, in anticipation of losses to be utilized by ERTL on its June 30, 1999 federal income tax return.
                      Asphalt Feasibility Program - The activities of the Company have been devoted to developing, testing and test marketing shale oil-derived asphalt paving materials. There is no established market for these materials, and they are not produced in commercial quantities, although the Company has sold small quantities of these materials to customers on an isolated basis.  The Company has had no recent sales, and its current activities are not sufficient to sustain the Company on an ongoing basis without either substantial additional outside funding or the financing and development of a commercial plant. The Company has made the determination to maintain minimal activity absent this needed funding. The Company believes it has established the feasibility of constructing and operating such a plant, however, the inability to obtain financing has prevented establishing commercial production of shale oil-derived asphalt paving materials. If financing were obtained, the risks of changes in technology and changes in government regulations could also prevent the commercial production.
               To establish the commercial economics of producing shale oil-derived asphalt, the Company initiated the Asphalt Feasibility Program which included the construction and evaluation of field test strips and a more thorough evaluation of the economic viability of producing and marketing
commercial quantities of shale oil-derived asphalt paving materials.    The
Company expended approximately $14,000 in 1998 and $11,000 in 1999 on direct research and development of this shale oil-derived asphalt product. The Company does not have funding for any additional research and development or commercial production efforts. Although the Company is seeking additional financing to fund these efforts, it currently appears unlikely that the Company will succeed in obtaining this financing.
        Based on the results of the test strip evaluations, the Asphalt Feasibility Program has determined that this product is technically feasible. Since 1989, the Company has been attempting to finance, design, and construct a retorting and SOMAT production facility suitable for asphalt operations. This has included efforts to seek funding to construct and operate a commercial-scale production facility with an initial capacity of 275 BPSD (barrels per stream day) of shale oil (Phase I) and subsequent expansion by an additional 275 BPSD (Phase II). A preliminary estimate for the construction of Phase I of the project, modernization and expansion of the mine, pilot and start-up operating losses, working capital and financing costs is $42.5 million. The estimated cost for Phase II is $15.8 million, with expected positive cash flow from operations reducing costs by $4.1 million in the fourth year of the project. Total estimated net costs for Phase I and II are $54.2 million. Although the Company aggressively sought financial commitments for the construction of a commercial retorting facility from 1989 through June of 1998, to date the Company has not received any commitments from any potential financial partner. The Company is not currently actively seeking financing, but would entertain proposals regarding financing a commercial facility, and from time to time has discussions with potential funding sources. It currently has no solid prospects for obtaining this financing.
                      Asphalt Feasibility Program Financing - Most of the financing for the Asphalt Feasibility Program has been provided by the Tell
Ertl Family Trust (the "Trust") under a line of credit. As of June 30, 1995, the Company owed the Trust $5,497,119 in principal plus accrued interest on the line of credit. At that time, the Trust determined it would not advance further funds under the line of credit. Effective July 1, 1995, in recognition of the Company's inability to repay the line of credit, the Trust agreed to waive the repayment of interest accrued to date and to eliminate future interest accruals. On December 18, 1996, the Company used funds from the annual principal payment received on its note receivable from Tosco Corporation's wholly-owned subsidiary, The Oil Shale Corporation, resulting from its purchase of the Rio Blanco Properties (the "Purchase Option"), to reduce the principal amount of the note payable to the Trust. Also on that date, New Paraho executed an assignment to the Trust of its interest in the note receivable, in the amount of $3,083,120. These payments, in addition to two other principal payments to the Trust during fiscal year 1997 reduced the total amount outstanding on the line of credit to $865,596, where it remained as of June 30, 1999. It is unlikely that the Company will be able to repay this remaining indebtedness to the Trust.
                      Paraho Technology - The Company, directly and through its subsidiaries, owns the Paraho Process which consists of patents and proprietary rights applicable to the retorting of oil from shale by use of an above ground, vertical shaft retort. In connection with the Asphalt Feasibility Program, the Company has continued its research and development activities on the Paraho Process. The Company has already successfully demonstrated the Paraho Process on a semi-works scale. Paraho Development Corporation, predecessor to the Company, produced approximately 110,000 barrels of shale oil. Of these, approximately 98,000 barrels were refined into gasoline, jet fuel, heavy fuel oil and other products. These products were tested by several government agencies and private companies under the direction of the U.S. Navy, and met specifications set by the U.S. Navy.
There can be no assurance, however, that any commercial oil shale facility will be constructed or that, if such a facility is constructed, it will use the Paraho Process.
        The Company will not be able to generate revenues from the Paraho Process unless it succeeds in financing the construction of a commercial facility, or is able to license the technology to third parties for construction of such a facility. Due to the Company's inability to obtain financing to date, and the lack of any interest by third parties in licensing the technology, the Company does not expect it will realize any revenues from the Paraho Process in the foreseeable future. Even if it succeeds in financing a facility or licensing the technology to third parties, due to the lengthy lead time necessary to engineer and construct a commercial oil shale facility, as well as the constraints imposed by governmental regulations, at best, it will be a number of years before any royalties may be earned by New Paraho under any licenses it may grant for the use of the Paraho Process.
        The Paraho Process includes an entire system for the processing of oil shale, including mining, crushing, retorting and disposing of the shale. Protection of the Paraho Process is based upon several patents covering equipment, process conditions and methods of operating a retort, many of which have expired. The Company expended resources in prior years to apply for new patents as a result of the Department of Energy sponsored PON Commercial design project initiated by Paraho Development Corporation. As a result of these efforts, on August 14, 1990, the U.S. Patent Office issued this patent as #4,948,468. Management believes that the interrelation of the remaining patents, in addition to this new patent should provide adequate protection of the Paraho Process through the year 2007.
        Along with the patent protection, New Paraho has developed proprietary know-how and technical data and experience regarding the design, construction and operation of retorts and related facilities. Such technology and know-how are protected by confidentiality and patent assignment agreements. The agreements generally require the maintenance of the confidentiality of all Paraho Process technology and trade secrets and require assignment to the Company of all patents relating to its business or products.
                      SOMAT Technology  -  While proceeding with the
Asphalt Feasibility Program, the Company developed the SOMAT (Shale Oil
Modified Asphalt Technology) process to further process crude shale oil into shale oil asphalt modifiers. This process is proprietary information and the Company seeks to protect it under patent and trade secrets law. In furtherance of this objective, in March 1996, the Company made application to the U.S. Patent Office for a patent on the use of SOMAT in recycled asphalt applications. In 1998, The Commissioner of Patents and Trademarks issued two separate patents covering a method for recycling and rejuvenating asphalt pavement, and an asphalt rejuvenater and recycled asphalt composition. These patents provide protection for these processes until March 2016.
                      Governmental Regulation - Environment - Federal, state and local laws and regulations have a substantial impact on the development of an oil shale industry. Environmental concerns include air quality, water usage and pollution, dust problems, spent shale disposal and land reclamation. Numerous governmental permits are required in connection with the construction and operation of one or more commercial-size retorts and related facilities (including the mine from which oil shale is extracted). Mining of the oil shale, which is accomplished using conventional room and pillar or surface mining methods, presents the usual difficulties associated with mining methods, including safety considerations. The Company believes that it and its subsidiaries have received all permits necessary for them to mine oil shale and to process it at the Pilot Plant Lease site in support of the Asphalt Feasibility Program.
                      Employees - The Company currently has no paid employees. The Company has no plans to add employees unless financing for a commercial facility is obtained.
                      Competition - New Paraho is only one of many companies that has attempted to develop a workable, economical process for recovering oil from shale. The adverse conditions which now exist for the commercial development of oil shale, when coupled with the absence of federal government incentives, have caused many of these companies to abandon or to defer further research and development of their competing technologies as well as development of their oil shale mineral resource holdings. Nonetheless, many of the Company's future competitors may have far greater resources than the Company. If any one of these companies is successful, its success may significantly reduce the value of the Paraho Process. Further, it is possible that new technologies, which could require lower capital costs or present other advantages, could reduce the value of the Paraho Process. New Paraho is unable, at this time, to assess accurately the status of the development or economics of competing processes, and no assurance can be given that the Paraho Process will be able to compete effectively with other processes.
        At present, management believes that the Company is the only producer of a shale oil-derived asphalt material for testing purposes. The Company believes that shale oil produced by the Paraho Process used in connection with the SOMAT Process produces a higher quality and a higher yield of asphalt modifier than shale oil produced by other processes.
        With respect to competing asphalt modifiers, a Federal program focused on the development of improved asphalt testing systems and on the development of improved asphalt binders has led to a greater demand for improved asphalt quality. Among the products used to improve the asphalt binder, lime, liquid anti-strip additives, and polymer modified asphalts are the most popular and widely used. Based on the results of the laboratory and actual road tests to date, Paraho believes that SOMAT will be able to compete effectively with these products. In the case of lime and liquid anti-strips, SOMAT's competitive advantage will come through a technically superior product that is priced comparable to the best performing anti-strip products, and in the case of the polymer modified products, SOMAT's advantage will come through comparable, if not superior, technical performance at a lower price. However, there is no assurance that competitors will not develop products with performance characteristics superior to SOMAT.
Item 2.  PROPERTIES
                      Rio Blanco Properties  -  On December 17, 1987, The
Oil Shale Corporation, a wholly-owned subsidiary of Tosco Corporation exercised the Purchase Option on the Rio Blanco Properties. Details of the transaction are as described in the discussion of the Asphalt Feasibility Program.
                      Pilot Plant Lease - On October 15, 1982, Paraho Development leased 200 acres of private land near Rifle, Colorado from an individual for an initial term of ten years with provisions for extensions. The leased land provides a location for the Company to operate its pilot oil shale retort facility, and management considers the land to be adequate space to enable New Paraho to carry out research operations. As renegotiated on October 8, 1992, the lease calls for an annual minimum rent of $6,000 and an operational rate of $28,296 per year. The new lease expires in October, 2002. For the twelve months ended June 30, 1999 the lease was maintained at the minimum rent level.
                      Utah Oil Shale Lands - New Paraho has acquired rights to approximately 9,812 acres of oil shale lands in Uintah County, Utah. Of the total, New Paraho owns an undivided 80% interest in 160 acres in fee.
The remaining 9,652 acres are controlled by New Paraho under State of Utah Leases for oil shale or under agreements with third parties.


Item 3.  LEGAL PROCEEDINGS
        The Company was a defendant in Corn Construction Co., New
Paraho, et al. v. Walker Field, Colorado, Public Airport Authority, Case No. 96 CV 545; Division B, Mesa County District Court. This proceeding involves an allegedly defective runway constructed at Walker Field Airport in Grand Junction, Colorado in 1996 with product manufactured by New
Paraho. Walker Field Airport alleges that its general contractor, Corn, and the engineer on the project, Armstrong Consultants, Inc. ("Armstrong"), negligently designed and built the runway. The claims against New Paraho revolve around representations allegedly made by New Paraho that the product used would be appropriate for application.
        The entire legal case has been settled between all parties so the case is to be dismissed with prejudice. The proposed releases are being circulated among the parties and it is simply a matter of time before the matter is dismissed by the court. All costs to the Company under this settlement will be covered by its insurance carrier.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.
               Not Applicable.
                                   PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED
             STOCK HOLDER MATTERS
       The Company's common stock is traded over-the-counter. The reported high and low bid prices for each quarterly period since July 1, 1997 are as follows:

                                    FROM THE NATIONAL QUOTATION SERVICE

                                     Fiscal 1999           Fiscal 1998
                                     High     Low          High     Low


First Quarter                  --       --          --       --

Second Quarter                 --       --        .001     .001

Third Quarter                  --       --        .001     .001

Fourth Quarter                 --       --          --       --

        The high and low prices specified above represent prices between broker-dealers. They do not include retail mark-ups and mark-downs or any commissions to the broker-dealer and may not reflect prices in actual transactions.
        As of July 14, 1992, the Company's stock was deleted from the
NASDAQ Small-Cap Market, because the Company failed to meet the new bid price requirement.  The stock has been only thinly and sporadically traded, and is now listed on an electronic bulletin board system.
        As of September 1, 1999, the approximate number of shareholders of record of The New Paraho common stock was 1,300.
        New Paraho has never paid dividends on its common stock and there is no prospect that dividends will be paid in the foreseeable future.
The Company intends to follow its policy of retaining any earnings to provide funds to offset current obligations, for additional research and development and for expansion.
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
commercial project, the exhaustion of the Company's existing financial resources, and the fact that the Company's line of credit will mature on July 1, 2000, the Company expects that it will not have the funds to continue operations, and may be required to sell assets or liquidate to meet its obligations.
        The Company realized a decrease in working capital of $79,000 in the fiscal year ended June 30, 1999. Funds were primarily obtained from the reimbursement of tax savings from ERTL. Funds were used primarily for minimal operating expenses.
        On May 1, 1994, the Company was granted an increase in its line of credit to $5,500,000 by the Trust. Borrowings under this note are at the discretion of the trustees of the Trust. The note is due on July 1, 2000. During fiscal year 1997, the Company reduced the total outstanding balance of $5,497,119 on the note by $4,631,523. The repayment (a financing activity) consisted of $1,540,000 in cash and an assignment of the Company's interest in a promissory note from The Oil Shale Corporation. (As part of the Company's investing activities, annual payments of approximately $385,000 were received in fiscal years 1997, 1996, and 1995 on this note receivable.) The Company owed $865,596 on this note as of June 30, 1999. In recognition of the Company's inability to repay the interest on this note, the Trust waived unpaid interest accrued to date and eliminated further interest accruals.
        The Trust has notified the Company that it does not intend to increase the line of credit, and it is unlikely that the Trust will agree to extend the maturity date. Accordingly, the Company will not have any funds to continue operations unless it succeeds in obtaining additional financing. Since 1989, the Company has been seeking to obtain financial commitments to design, construct, and operate a commercial facility to produce asphalt. Although, the Company from time to time has discussions with potential funding sources, it currently has no solid prospects for obtaining such financial commitments.
        Possible future sources of cash include sales of oil shale-derived asphalt paving materials. Additional future sources of cash may include revenues from the performance of further research services or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.
        The Company has reduced operating expenses by laying off all employees and discontinuing operations related to the Asphalt Feasibility Program. In order to maintain the facilities and remaining assets of the Company, minimum operating expenses of approximately $100,000 annually must be met. The tax reimbursement from ERTL for current use of tax losses with the cash currently in the bank should be sufficient to sustain this requirement for the current year.
        If the Company is required to repay the promissory note to the Trust in full, any source of cash available to meet these expenses would be depleted. The Company does not believe it will have sufficient revenues to pay operating costs at a level needed to continue the Asphalt Feasibility Program. Further, if the Trust does not agree to extend the maturity date of its note beyond July 1, 2000, unless the Company obtains additional financing (which currently appears unlikely), the Company will be required to sell or transfer assets to repay the note, and may be required to terminate operations and liquidate.
               Capital Resources - New Paraho's current long-term objectives include finding third-party funding for the research and development related to the Asphalt Feasibility Program and the Paraho
Process, licensing of the Paraho Process and commercialization of shale oil and shale oil-derived products. In pursuit of these objectives, New Paraho incurred costs and expenses of $111,000 in fiscal 1999. The Company does not have the resources to commit significant funds for these objectives in 2000 and later years. At the present time, New Paraho believes that the most viable option for the continued pursuit of these aforementioned objectives is the successful completion of the Asphalt Feasibility Program and subsequent commercialization efforts. Management has estimated that such a commercial project would require capital of $54 million. While the Company has been attempting to seek commitments for such financing, it has been unable to do so to date, and it currently has no solid prospects for obtaining such financing.
               Year 2000 Issue - The Company is in the process of installing new hardware and software programs that are Year 2000 compliant. Because of the inactive state of the Company, these include only hardware and software used in recordkeeping functions. The cost to the Company has been minimal to date. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using
"00" as the year as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that the new hardware and software programs will address the Year 2000 problem, but cannot give assurances that no Year 2000 problems will occur. The Year
2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem of such entities. The Company's main exposure in terms of third party system failures is in regard to its banking. The bank used by the Company has provided assurances that it is in compliance with Year 2000 requirements.






               Results of Operations
                      1999 - Revenues in fiscal 1999 consisted of interest and rental income in addition to a gain of $11,000 recognized on a deferred tax benefit reimbursed by its parent. Costs and expenses were incurred to maintain the Company at a minimum level.
                      1998 - Revenues in fiscal 1998 consisted of minimal interest and rental income in addition to a gain of $241,000 recognized on a deferred tax benefit reimbursed by its parent. Costs and expenses were incurred to maintain the Company at a minimum level.










                                  INDEX TO FINANCIAL STATEMENTS



                                                              PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . . 24


Consolidated Balance Sheet - June 30, 1999 . . . . . . . . . . 25

Consolidated Statements of Operations and
Comprehensive Income (Loss) -
  For the Years Ended June 30, 1999 and 1998 . . . . . . . . . 26


Consolidated Statement of Stockholders' Deficit -
  For the Period from July 1, 1997 through June 30, 1999 .  . . 27


Consolidated Statements of Cash Flows -
  For the Years Ended June 30, 1999 and 1998 . . . . .. . . . . 28


Notes to Consolidated Financial Statements . . . . .  . . . . . 29

                                INDEPENDENT AUDITOR'S REPORT


Board of Directors
The New Paraho Corporation and Subsidiaries
Boulder, Colorado

We have audited the accompanying consolidated balance sheet of The New Paraho Corporation and subsidiaries as of June 30, 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New Paraho Corporation and subsidiaries at June 30, 1999 and the consolidated results of their operations and their cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, net capital deficiency and the uncertainty regarding its ability to obtain financing to construct a commercially feasible oil shale retort facility raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Hein + Associates llp

Denver, Colorado
July 21, 1999

The New Paraho Corporation and Subsidiaries

Consolidated Balance Sheet
JUNE 30, 1999
ASSETS

Current Assets:
  Cash                                                $    61,000
  Tax benefit receivable - parent                          11,000
  Prepaid expenses                                         10,000
       Total current assets                                82,000

OTHER ASSETS

  Oil shale mineral properties, at cost                    41,000
  Patent (net of accumulated amortization of $19,000)      28,000
  Supplies                                                 12,000
  Certificates of deposit, restricted                      27,000

TOTAL ASSETS                                           $  190,000


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable                                     $   23,000
  Reclamation liability                                   100,000
  Accrued liabilities                                       2,000
      Total current liabilities                           125,000

LONG-TERM LIABILITY -
  Note payable, related party                             866,000

COMMITMENTS AND CONTINGENCY (Note 8)


STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value; authorized
    75,000,000 shares; issued and
    outstanding 50,772,982 shares                         508,000
  Par value of common stock issued in excess of
    the fair market value of assets acquired             (353,000)
  Accumulated deficit                                    (956,000)
       Total stockholders' deficit                       (801,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $  190,000

See accompanying notes to these consolidated financial statements


                           The New Paraho Corporation and Subsidiaries

                 Consolidated Statements of Operations and Comprehensive Income
                                             (Loss)

                                                             For the
                                                       Years ended June 30,
                                                         1999        1998
REVENUES:
  Interest income                                    $    2,000    $   2,000
  Other                                                   2,000        4,000
     Total revenues                                       4,000        6,000

COSTS AND EXPENSES:
  Asphalt research                                       11,000       14,000
  General and administrative                            100,000      198,000
      Total costs and expenses                          111,000      212,000

LOSS BEFORE TAX BENEFIT                                (107,000)    (206,000)

  Tax benefit - parent                                   11,000      241,000


NET INCOME (loss)
  and COMPREHENSIVE INCOME (loss)                     $ (96,000)   $  35,000


NET INCOME (loss) PER SHARE,
  basic and dilutive                                   $     -      $     -

WEIGHTED AVERAGE SHARES,
  basic and dilutive                                 50,772,982   50,772,982












See accompanying notes to these consolidated financial statements.

              The New Paraho Corporation and Subsidiaries

             Consolidated Statement of Stockholders' Deficit for the period from July 1, 1997 through June 30, 1999



                                                  Par Value
                                                 of Common
                                                Stock Issued                             Total
                                               in Excess of the                      Stockholders'
                         Common Stock          Fair Market Value     Accumulated      Equity
                      Shares        Amount     of Assets Acquired      Deficit        (Deficit)
BALANCES,
at June 30, 1997      50,772,982     508,000       $ (353,000)       $   (895,000)   $  (740,000)
   Net income                  -           -                -              35,000         35,000


BALANCES,
at June 30, 1998      50,772,982      508,000        (353,000)           (860,000)      (705,000)
  Net loss                     -            -               -             (96,000)       (96,000)

BALANCES,
at June 30, 1999      50,772,982     $508,000       $(353,000)         $ (956,000)    $ (801,000)







See accompanying notes to these consolidated financial statements.


                                    The New Paraho Corporation and Subsidiaries

                                       Consolidated Statements of Cash Flows


                                                       Years ended June 30,
                                                          1999          1998

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  (96,000)  $    35,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                         16,000        38,000
    Changes in operating assets and liabilities:
      Decrease (increase) in:

           Tax benefit receivable - parent               119,000      (130,000)
           Inventory                                           -        35,000
           Prepaid expenses                                    -         3,000
      Increase (decrease) in:

           Accounts payable                               (8,000)       19,000
Net cash provided by operating activities                 31,000             -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for patents                                      -      (13,000)


NET INCREASE (DECREASE) IN CASH                            31,000      (13,000)

CASH, at beginning of year                                 30,000       43,000

CASH, at end of year                                    $  61,000    $  30,000













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


      Impairment of Long-Lived Assets - The Company adopted the provisions of Statement of Financial Accounting Standards
      (SFAS) No. 121, "Impairment of Long-Lived Assets" effective July 1, 1996. In the event that facts and circumstances indicate that the cost of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying costs will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to estimated fair value is required.

      Inventory - Inventory consists of shale oil asphaltic cement and is stated at the lower of cost or estimated net realizable value. The Company has provided an allowance of 100% of the cost of the inventory.

      Net Income Per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted earnings per share were the same for 1999 and 1998 because the effective of potential common stock was antidilutive.

      Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income was issued in June 1997 and adopted by the Company in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is generally defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. There were no differences between net income and comprehensive income for the years ended June 30, 1999 or 1998.

      Income Taxes - The Company accounts for income taxes in conformity with SFAS No. 109 Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences which result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

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

      Statement of Cash Flows - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include, among other things, the estimated cost of reclamation and the ability to recover its investment in the oil shale properties and patent. Due to the uncertainties inherent in the estimation process and future evaluation of commercial feasibility of the oil shale project, it is reasonably possible that these estimates could be revised in the near-term and that such revisions could be revised in the near-term and that such revisions could be material.

2.    Ability to Continue As a Going Concern:
      As of June 30, 1999, the Company has an accumulated deficit of $956,000 and a net capital deficiency of $43,000. Ultimately, the Company's ability to continue as a going concern is dependent on obtaining third party financing to construct a commercially feasible oil shale retort facility, and achieving profitable operations. Management will continue to seek sources for this financing. Management believes that, with the $11,000 tax reimbursement to be received from the parent, and the $61,000 cash in the bank, the Company will have the financial ability to continue an fund operations through June 30, 2000.

      These financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


3.    Plant, Furniture and Equipment, and Oil Shale Mineral Properties:

   Plant, furniture and equipment at June 30, 1999 consist of:
          Retort facility and related equipment             $  236,000
          Other equipment                                       22,000
          Office furniture and equipment                        57,000
                                                               315,000
          Less accumulated depreciation                       (315,000)
                                                             $       -

      Oil shale mineral properties at June 30, 1999 consist of:

          Paraho Ute Project:
             Utah state leasehold rights                    $   25,000
             Utah fee land                                      16,000

                                                            $   41,000


      Oil shale mineral properties consist of approximately 9,652 acres of Utah state leases and an 80% undivided interest in 160 acres of Utah fee land. Annual renewal rental payments of $10,000 are required on the Utah state leases.


4.    Certificates of Deposit:

      The Company has $27,000 in certificates of deposit which are restricted under terms of a reclamation performance bond and will be released following completion of mining activities and restoration of mining sites.


5.    Income Taxes:

      Significant components of the Company's deferred tax assets at June 30, 1999 are as follows:

       Deferred tax assets:
           Tax net operating loss carryforwards              $ 1,936,000
           Tax basis of property and equipment
               greater than book                                 501,000
           Business credits and other                            131,000
               Total deferred tax assets                       2,568,000
           Valuation allowance for deferred tax assets        (2,568,000)

       Net deferred tax assets                               $         -

       The valuation allowance decreased by $15,000 from June 30, 1998 to June 30, 1999. The change in the valuation allowance is primarily due to the Company's current year net operating loss net of tax benefit to parent.

       The Company is included, for Federal income tax purposes, in the consolidated income tax return filed by ERTL. During fiscal 1999 and 1998, the Company received reimbursements from ERTL for the application of the Company's NOL carryforwards against taxable income of ERTL. For the years ended June 30, 1999 and 1998, respectively, the Company received $11,000 and $241,000 of reimbursement of which $11,000 is recorded as a receivable at June 30, 1999.

       The Company's effective tax rate differs from the Federal statutory rate of 34% as follows:

                                                                June 30,
                                                           1999         1998
          Tax provision (benefit) at statutory rate     $ (36,000)   $(71,000)
          Effect of graduated rates                        10,000           -
          Increase (reduction) of deferred tax asset
              valuation allowance                          15,000    (170,000)
          Tax benefit - parent                          $ (11,000)  $(241,000)

       The Company has operating loss carryforwards for income tax purposes of approximately $5,233,000, which expire in varying amounts from 2005 to 2019. In addition, the Company has general business credit carryovers for income tax purposes of approximately $131,000, which expire in varying amounts from 1999 to 2004. Approximately $87,000 are a result of the pre-acquisition operations of Paraho Development Corporation.


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



7.     Related Party Transactions:

       In June 1987, the Company obtained a $2,500,000 unsecured line of credit from the Tell Ertl Family Trust, which holds 47% of the outstanding common stock of ERTL. This line was increased to $5,500,000 in May 1994 and amended in May 1999 to reflect a maturity date of July 1, 2000. The note provides that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The balance of the note at June 30, 1999 was $866,000.

       For the year ended June 30, 1998, the Company received contributed professional services of $20,000 from ERTL. For the year ended June 30, 1999, the Company received professional services totaling $19,000 from ERTL. As of June 30, 1999, the Company owed ERTL $12,000 for current and prior year professional services. The Company also had a receivable of $11,000 due from ERTL as of June 30, 1999 for the tax benefit used by ERTL.


8.     Commitments and Contingency:

       The Company leases the land upon which the pilot plant is located under an operating lease. Future minimum lease payments for this land are as follows:

              2000            6,000
              2001            6,000
              2002            6,000
              2003            2,000
                            $20,000

       The lease provides for fixed payments of $6,000 per year for periods when the plant is not in operation and $28,000 per year for periods when the pilot plant is in operation prorated on a daily basis. Total lease payments relating to this lease were $6,000 for each year of 1999 and 1998. The Company has the option to extend the lease upon expiration.



       Upon expiration of the lease the Company is required to reclaim the land to the condition before use by the Company. The cost of reclamation has been estimated by the Company to be approximately $100,000. This amount is recorded as a liability at June 30, 1999. The Company has $27,000 in certificates of deposit restricted for the funding of this liability as described in Note 4.

       The Company has been named in a complaint by an airport authority which utilized the Company's product in paving an airport runway. The airport authority has also filed suit against the general contractor and the project engineer alleging that the runway was negligently designed and built. All parties to the complaint have entered into a settlement agreement, pursuant to which the case will be dismissed.
       All costs to the Company under this settlement will be covered by the insurance carrier. Therefore, there is no accrual for this matter in the accompanying financial statements.


9.     Stock Option:

       On January 1, 1991, the Company granted an officer of the Company an option to purchase up to 1,150,000 shares of Common Stock for $.05 per share. Of the 1,150,000 shares included in the grant, 150,000 shares became exercisable on July 1, 1991. The remaining 1,000,000 shares are exercisable in increments of 250,000 shares to 500,000 shares upon the occurrence of specified events. The option expires 10 years from the date of grant. Effective December 21, 1995, the officer assigned all right, title, and interest in the stock option agreement dated January 1, 1991 to ERTL.



Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE


              Not applicable.







                                          PART III
                                     ITEMS 9 THROUGH 12


       Items 9 through 12 are incorporated by reference from the sections entitled "Election of Directors and Officers", "Amount and Nature of Beneficial Ownership", and "Remuneration and Other Transactions with Management and Others" in the Registrant's definitive proxy statement for its annual meeting to be held in December, 1999 which proxy statement shall be filed no later than 120 days after the end of the Company's most recent fiscal year.


                                    PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K
       The Index to Financial Statements is at Page 23. No financial statements or financial statement schedules are incorporated by reference. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
       No reports on Form 8-K were filed by the Company during the fiscal year ended June 30, 1999.


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

(10)(l)(ix) Amendment to the Promissory Note to the Tell Ertl Family Trust, date June 1, 1999.


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

                                           Date: 9/28/99


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/Joseph L. Fox                 Principal Executive   9/28/99
Joseph L. Fox                    Officer and Director


/s/Theo Ertl                     Chairman of the       9/28/99
Theo Ertl                        Board of Directors


/s/Jann Ertl                     Director              9/28/99
Jann Ertl


/s/Jill Ertl                     Director              9/28/99
Jill Ertl


/s/Buff Ertl Palm                Director              9/28/99
Buff Ertl Palm


/s/Twig Ertl                     Director              9/28/99
Twig Ertl


/s/Larry A. Lukens               Director              9/28/99
Larry A. Lukens


/s/William J. Murray, Jr.        Director              9/28/99
William J. Murray, Jr.


/s/Adam A. Reeves                Director              9/28/99
Adam A. Reeves


/s/Peter L. Richard              Director              9/28/99
Peter L. Richard


/s/Anne M. Smith                 Controller            9/28/99
Anne M. Smith

                                      EXHIBIT 10(l)(ix)



June 1, 1999

       WE, THE UNDERSIGNED, agree that the Promissory Note, between The New Paraho Corporation and the Tell Ertl Family Trust, dated
August 29, 1989, and attached hereto, has been amended to state a due date of July 1, 2000.

TELL ERTL FAMILY TRUST                            THE NEW PARAHO CORPORATION



BY /S/ Theo Ertl                                  BY/S/Joseph L. Fox
  Theo Ertl                                         Joseph L. Fox
  Co-Trustee                                        President