Form 10QSB
period 1999-09-30
NEW PARAHO CORP
filed 1999-11-12
CIK 216810

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of September
30, 1999.
Transitional Small Business Disclosure Format (check one):
Yes ( ) No(x)


                            1 of 9 pages

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS



ASSETS                              September 30,       June 30,
                                        1999              1999
                                     (Unaudited)
                                    ____________      ___________
Current Assets:
     Cash                             $  30,216        $  60,746
     Accounts Receivable                 11,000           11,000
     Prepaid Expenses and other           6,821            9,771
     Total Current Assets                48,037           81,517

Supplies                                 12,044           12,044

Plant, Furniture and Equipment,
     at cost (net of accumulated
     depreciation)                          614              614
Mineral Properties                       40,525           40,525

Patent, at cost (net of
     accumulated amortization)           27,790           28,489

Other Assets                             27,000           27,000

     Total Assets                     $ 156,010        $ 190,189







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-



LIABILITIES AND SHAREHOLDERS' EQUITY   September 30,     June 30,
                                          1999            1999
                                       (Unaudited)     __________
Current Liabilities:
     Accounts Payable                     $ 18,469    $   22,753
     Accrued Liabilities                     3,486         2,324
     Reclamation Liability                 100,000       100,000
     Total Current Liabilities             121,955       125,077

Long Term Liabilities:
     Note Payable (Note 3)                 865,596       865,596


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                          507,730       507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                    (352,648)     (352,648)
     Accumulated deficit                  (986,623)     (955,566)

       Total Shareholders' Equity         (831,541)     (800,484)

                                          $156,010      $190,189








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                         Three Months Three Months
                             Ended        Ended
                         September 30, September 30,
                            1999           1998
REVENUES:
   Interest Income         $     463    $     393
   Other                         600        1,125
TOTAL REVENUES                 1,063        1,518


COSTS AND EXPENSES:
   Asphalt Research
   General & Admin.           32,120       36,844
TOTAL COSTS & EXPENSES        32,120       36,844

NET INCOME (LOSS)           ($31,057)    $(35,326)

INCOME (LOSS) PER SHARE       ($0.00)      $(0.00)

Weighted average
shares outstanding         50,772,982   50,772,982
















               The accompanying notes are an integral part of these consolidated financial statements.

                  THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                             Three Months    Three Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                                  1999            1998
Cash flows from operating activities:
  Net Loss                                       ($31,057)     $ (35,326)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                     699          4,380
    Change in operating assets and liabilities:
      Change in receivables                             -              -
      Change in inventory                               -              -
      Change in prepaid expenses and other assets   2,950          1,681
      Change in accounts payable                   (4,284)         2,833
      Change in accrued liabilities                 1,162          1,064
        Net cash used in operating activities     (30,530)       (25,368)

Cash flows from investing activities:
      Net cash used by investing activities             -              -

Cash flows from financing activities:
      Net cash provided (used) by financing
        activities                                       -             -

Net decrease in cash                               (30,530)      (25,368)

Cash at beginning of year                           60,746        29,594

Cash at end of quarter                            $ 30,216      $  4,226










                   The accompanying notes are an integral part of these consolidated financial statements.
                                   -5-

      THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES

NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The June 30, 1999 balance sheet presented in this report is derived from the June 30, 1999 audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited report in Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and in May 1999, the note was amended to reflect a maturity date of July 1, 2000. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The terms of the note provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note. The balance of the note at September 30, 1999 was $865,596.



















                              -6-
Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company realized a decrease in working capital of $30,358 during the three months ended September 30, 1999. Funds were primarily provided by income from the rental of its Rifle facility.
     On August 29, 1989 the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of September 30, 1998, the Company owed $865,596 to the Trust. The funds were used to cover the cost of operating expenses and asphalt research and development. On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company to the Trust in partial repayment of this note. The Company does not expect to be able to pay the balance remaining on this note when it becomes due.
     The Company's three principal objectives include commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. However, at the present time , in light of its inability to obtain commercial financing, the Company is maintaining a minimal level of activity. At this level, costs and expenses of $32,120 were incurred in the three months ended September 30, 1999.
     Possible future sources of cash include revenues from the sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended September 30, 1999

     Revenues of $1,063 for the quarter ended September 30, 1999, consisting primarily of office rental, were slightly less than the amount recognized in the same quarter of the previous year.
     Expenses of $32,120 for the quarter ended September 30, 1999 were also less than the same quarter in the previous year.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


11/12/99                           /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


11/12/99                           /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller