Form 10QSB
period 1999-12-31
NEW PARAHO CORP
filed 2000-02-11
CIK 216810

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

(x) Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange act of 1934
For the Quarter ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
50,772,982 shares of $.01 par value common stock as of December 31, 1999.
Transitional Small Business Disclosure Format (check one):
Yes ( ) No(x)


                            1 of 9 pages

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

ASSETS                              December 31,       June 30,
                                        1999             1999
                                     (Unaudited)
                                    ____________      ___________
Current Assets:
     Cash                             $  17,221        $  60,746
     Accounts Receivable                      0           11,000
     Prepaid Expenses and other           3,870            9,771
     Total Current Assets                21,091           81,517

Supplies                                 12,044           12,044

Plant, Furniture and Equipment,
     at cost (net of accumulated
     depreciation)                          614              614
Mineral Properties                       40,525           40,525

Patent, at cost (net of
     accumulated amortization)           27,091           28,489

Other Assets                             27,000           27,000

     Total Assets                     $ 128,365        $ 190,189







                  -Continued on the following page-

               THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                     -Continued from previous page-



LIABILITIES AND SHAREHOLDERS' EQUITY   December 30,     June 30,
                                          1999            1999
                                       (Unaudited)     __________
Current Liabilities:
     Accounts Payable                     $ 19,513    $   22,753
     Accrued Liabilities                     4,648         2,324
     Reclamation Liability                 100,000       100,000
     Total Current Liabilities             124,161       125,077

Long Term Liabilities:
     Note Payable (Note 3)                 865,596       865,596


Shareholder's Equity:
     Common Stock - $.01 par value,
       authorized - 75,000,000 shares;
       issued - 50,980,400; outstanding -
       50,772,982                          507,730       507,730
     Par value of common stock issued in
       excess of the fair market value of
       assets acquired                    (352,648)     (352,648)
     Accumulated deficit                (1,016,474)     (955,566)

       Total Shareholders' Equity         (861,392)     (800,484)

                                          $128,365      $190,189








               The accompanying notes are an integral part of these consolidated financial statements.

             THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                          Six Months   Six Months    Three Months  Three Months
                             Ended        Ended         Ended          Ended
                         December 31,  December 31,  December 31,  December 31,
                            1999           1998          1999          1998

REVENUES:
   Interest Income        $     767     $   1,115     $     304     $     722
   Other                      1,200         2,250           600         1,125
TOTAL REVENUES                1,967         3,365           904         1,847


COSTS AND EXPENSES:
   General & Admin.           61,702       60,902        29,582        24,058
TOTAL COSTS & EXPENSES        61,702       60,902        29,582        24,058

LOSS BEFORE TAX BENEFIT      (59,735)     (57,537)      (28,678)      (23,011)

TAX BENEFIT (ADJUSTMENT)      (1,173)      (2,620)       (1,173)       (2,620)


NET INCOME (LOSS)           $(60,908)    $(60,157)     $(29,851)     $(24,831)

INCOME (LOSS) PER SHARE       $(0.00)      $(0.00)       $(0.00)       $(0.00)

Weighted average
shares outstanding         50,772,982   50,772,982    50,772,982    50,772,982











               The accompanying notes are an integral part of these consolidated financial statements.

                  THE NEW PARAHO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Six Months     Six Months
                                                 Ended           Ended
                                              December 31,    December 31,
                                                  1999            1998
Cash flows from operating activities:
  Net Loss                                       ($60,908)     $ (60,157)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                   1,397          8,763
    Change in operating assets and liabilities:
      Change in receivables                        11,000        130,204
      Change in inventory                               0              0
      Change in prepaid expenses and other assets   5,901          4,852
      Change in accounts payable                   (3,239)       (26,533)
      Change in accrued liabilities                 2,324          2,128
        Net cash used in operating activities     (43,525)        59,257

Cash flows from investing activities:
  Patent costs                                          0           (468)
  Net cash used by investing activities                 0           (468)

Cash flows from financing activities:
      Net cash provided (used) by financing
        activities                                      0              0

Net increase (decrease) in cash                   (43,525)        58,789

Cash at beginning of year                          60,746         29,594

Cash at end of quarter                           $ 17,221       $ 88,383









                   The accompanying notes are an integral part of these consolidated financial statements.

      THE NEW PARAHO CORPORATION AND SUBSIDIARIES NOTES

NOTE 1 - MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and cash flows for the periods presented. The results of operations for the six month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. The June 30, 1999 balance sheet presented in this report is derived from the June 30, 1999 audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     Certain information and footnote disclosures normally required by generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited report in Form 10-K, filed with the Securities and Exchange Commission.

NOTE 2 - DEBT

     On May 1, 1994, the Company's line of credit from the Tell Ertl Family Trust was increased to $5,500,000 and on June 1, 1999, the note was amended to reflect a maturity date of July 1, 2000. Effective July 1, 1995, the Company was relieved and discharged of all obligations to pay accrued interest on the line. In addition, the line shall no longer accrue interest as of July 1, 1995. The terms of the note provide that the Trust reserves the right to approve activities and budgets of the Company during the term of the promissory note. The balance of the note at December 31, 1999 was $865,596.



















                              -6-
Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company realized a decrease in working capital of $59,511 during the six months ended December 31, 1999. Funds were primarily provided by income from the rental of its Rifle facility.
     On August 29, 1989 the Company signed an unsecured promissory note with the Tell Ertl Family Trust. The principal amount of this note was increased to a total of $5,500,000 on May 1, 1994. As of December 31, 1999, the Company owed $865,596 to the Trust. The funds were used to cover the cost of operating expenses and asphalt research and development. On December 18, 1996, the Company executed an assignment of its interest in the note receivable from The Oil Shale Company to the Trust in partial repayment of this note. The Company does not expect to be able to pay the balance remaining on this note when it becomes due.
     The Company's three principal objectives include commercialization of an oil shale derived asphalt binder, licensing the Paraho technology, and research and development. However, at the present time, in light of its inability to obtain commercial financing, the Company is maintaining a minimal level of activity. At this level, costs and expenses of $61,702 were incurred in the six months ended December 31, 1999. These costs Have remained essentially constant as compared to the same period in the previous year.
     Possible future sources of cash include revenues from the sales of SOMAT. Additional future sources of cash may include revenues from the performance of engineering services, or from the use of the Company's pilot plant retort facility. Management presently does not expect that significant revenues from these sources will be obtained.

RESULTS OF OPERATIONS

     Quarter ended December 31, 1999

     Revenues of $904 for the quarter ended December 31, 1999, consisting primarily of rental of its Rifle facility, were slightly less than in the same quarter of the previous year because one of the tenants at the facility discontinued its lease. Expenses of $29,582 for the quarter ended December 31, 1999 were higher than the same quarter in the previous year, because of increased legal services in a review by the Company's attorneys on the future status of the Company given its inactivity.

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



                                   THE NEW PARAHO CORPORATION
                                         (Registrant)


2/11/2000                          /s/ Joseph L. Fox
Date                               Joseph L. Fox, President


2/11/2000                          /s/ Anne Morgan Smith
Date                               Anne Morgan Smith, Controller