Form 10KSB
period 2000-06-30
NPC HOLDINGS INC
filed 2000-10-16
CIK 216810

NPC HOLDINGS, INC.
               (Formerly The New Paraho Corporation)

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549


                             FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: June 30, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

                    Commission File No. 0-08536

                           NPC HOLDINGS, INC.
          (Name of Small Business Issuer in its Charter)

              NEVADA                         84-1034362
   (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
    incorporation or organization)

                4685 S. Highland Dr., Suite 202
                   Salt Lake City, UT 84117
            (Address of Principal Executive Offices)

            Issuer's Telephone Number: (801)274-1011

                 The New Paraho Corporation
               3230 E Flamingo Road, Suite 156
                   Las Vegas, NV 89121
     (Former Name or Former Address if Changed Since Last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  X       No              (2) Yes   X      No
         ----        ----                 ----        ----

Check  whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No         (2)   Yes  X    No
         ---     ---               ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
June 30, 2000  $0.00

State  the   aggregate   market  value  of  the  common  voting  stock
held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     As of August 9, 2000, there were 8,988,420 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the bid price for the Company's Common Stock at October 1, 2000, of $.02 per share, the market value of shares held by nonaffiliates would be $179,768.40. There are no preferred shares authorized.

             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

None; Not Applicable.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         Common Voting Stock
                            August 9, 2000
                              50,772,982

                           Preferred Stock
                         September 22, 2000
                                  0
                          (None authorized)


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents  Incorporated  by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

                            PART I

Item 1.  Description of Business.

Business Development
--------------------

History - The Company was incorporated in December 1985 under the name The New Paraho Corporation, as a wholly-owned subsidiary of Energy Resources Technology Land, Inc. ("ERTL"). On July 23, 1986 Paraho Development Corporation merged with The New Paraho Corporation, which was also a wholly-owned subsidiary of ERTL, pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code. After the merger, ERTL owned 80% of the outstanding common stock of The New Paraho Corporation. The New Paraho Corporation and its subsidiaries held patents and proprietary rights applicable to the retorting of oil from shale by use of an aboveground, vertical shaft retort. The Company also had certain intellectual properties for the testing and commercial development of the use of shale oil in the production of asphalt. In addition, the Company owned interests in oil shale lands.

Pursuant to a unanimous vote of the majority shares represented at a special shareholder's meeting held on June 28, 2000, Capital Consulting of Utah, Inc., a Utah corporation, purchased 41,784,562 shares of common stock owned by ERTL for $100,000 and thus become the majority shareholder of the Company, as said shares account for approximately 82% of the issued and outstanding shares of the Company. Said purchase became effective June 30, 2000. The Company's shareholders also approved the sale of substantially all of the Company's assets to Shale Technologies, L.L.C., in exchange for cancellation of an outstanding debt owing to Shale Technologies, L.L.C. in the amount of $866,000.00, effective June. The details of the change in control are set forth in the Proxy Statement and Notice filed with the SEC on June 16, 2000.

Since the change in control with Capital Consulting of Utah, Inc., the Company has had no business operations, and is actively seeking merger or acquisition candidates.

Principal Products or Services and Markets
------------------------------------------

None; not applicable

Competition
-----------

Not applicable

Dependence on one or a few major customers
------------------------------------------

     None; not applicable

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration
------------------------------------------------------------------

     None

Need for any government approval of principal products or services
-----------------------------------------------------------------

None; not applicable

Time spent during the last two fiscal years on research and development activities
-----------------------------------------------------------------------

The Company expended approximately $11,000 in 1999 on direct research and development of shale oil-derived asphalt product. The Company did not have funding for any research and development or commercial production efforts in 2000, and as a result of the change in control of the Company, no research and development costs are expected to be incurred in the future.

Costs and effects of compliance with environmental laws
-------------------------------------------------------

Prior to the change in control of the Company, environmental concerns included air quality, water usage and pollution, dust problems, spent shale disposal and land reclamation. Numerous governmental permits were required in connection with the construction and operation of one or more commercial-size retorts and related facilities. The Company believes that it and its subsidiaries received all permits necessary and posted sufficient security to protect it from environmental contingencies. As a result of the change in control of the applicant and the Indemnification Agreement to the Company from ERTL, attached as an exhibit to the Company's Definitive Proxy Statement filed June 14, 2000, the Company does not expect to have any future costs associated with environmental laws, nor any contingent liabilities, nor is it aware of any such liabilities.

Number of total employees and number of full time employees
-----------------------------------------------------------

None

Item 2.  Description of Property.

     The Company does not maintain any office nor does it own any property.

Item 3.  Legal Proceedings.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

Pursuant to a unanimous vote of the majority shares represented at a special shareholder's meeting held on June 28, 2000, the following action occurred:

Capital Consulting of Utah, Inc., a Utah corporation, purchased
41,784,562 shares of common stock owned by ERTL and become the majority shareholder of the Company;

the Company sold substantially all of its assets to Shale
Technologies, L.L.C., in exchange for cancellation of an outstanding debt owing to Shale Technologies, L.L.C. in the amount of $866,000.00;

the Company's directors resigned, and three additional directors were appointed, namely Kelly H. Adams, Pete R. Falvo, and Christopher J. Nielsen.

The details of these actions are set forth in the Proxy Statement and Notice filed with the SEC on June 16, 2000.

On July 12, 2000, through a majority shareholder vote at the shareholder's meeting dated June 28,2000, The New Paraho Corporation changed its domicile to Nevada through a merger with NPC Holdings, Inc. The Plan of Merger provided for the dissenting shareholders to be paid the amount, if any, to which they would be entitled under the Colorado Business Corporation Act with respect to the rights of dissenting shareholders. No shareholders elected to dissent. The Company also changed its capitalization from 75,000,000 shares of common stock at $.01 par value to 100,000,000 shares of common stock at $.001 par value. The Nevada corporation is the surviving corporation and as such the name of the Company is now NPC Holdings, Inc.

                          PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the bid price for the Company's Common Stock at October 1, 2000, of $.02 per share, the market value of shares held by nonaffiliates would be $179,768.40. There are no preferred shares authorized.

     The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "NPCN".

Set forth below are the high and low bid prices for the Company's
Common Stock for the last three years.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

September 1997                $0.00             $0.00
December 1997                 $0.00             $0.00
March 1998                    $0.001            $0.00
June 1998                     $0.001            $0.00

September 1998                $0.00             $0.00
December 1998                 $0.00             $0.00
March 1999                    $0.00             $0.00
June 1999                     $0.00             $0.00

September 1999                $0.00             $0.00
December 1999                 $0.00             $0.00
March 2000                    $0.00             $0.00
June 2000                     $0.03             $0.00
September 2000 (thru 10/1/00) $0.02             $0.00

Holders
-------

     The number of record holders of the Company's common stock as of September 22, 2000, was 1,292; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Plan of Operation
------------------

Since discontinuing operations, the Company has had no business operations. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by law, the articles of incorporation or bylaws or by contract, shareholders' approval will not be sought.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

Liquidity and Capital Resources
------------------------------------------------

As of June 30, 2000, the Company had no assets or liabilities, and has an accumulated deficit of $1,043,424.

Results of Operations
-----------------------

Since the Company ceased operations as a result of the change in control in June 2000, its only activity to date involves the investigation of potential business opportunities.

Item 7.  Financial Statements.
For the periods ended June 30, 2000 and June 30, 1999
-----------------------------------------------------

     The financial statements of the Company are included following the signature page of this form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

Hein + Associates, LLP, Certified Public Accountants located in
Denver, Colorado audited the financial statements of NPC Holdings, Inc. (formerly known as The New Paraho Corporation) for the years ended June 30, 1999 and 1998. Hein + Associates, LLP was dismissed by management on August 8, 2000, as a result of engaging another auditor for the Company, Pritchett, Siler & Hardy, PC on August 7, 2000.

The decision to change accountants was approved by the board of directors.

There were no disagreements between the Company and Hein + Associates, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

The Reports of Hein + Associates for the years 1999 and 1998 did not contain any adverse opinions or disclaimers of opinion, but noted as to uncertainty, audit scope or accounting principles as follows:

Note 2 to the audited financial statements of NPC Holdings, Inc. for the years ended June 30, 1999 and 1998, addressed "Going Concern" uncertainties, which stated, in part, "...Ultimately, the Company's ability to continue as a going concern is dependent on obtaining third party financing to construct a commercially feasible oil shale retort facility, and achieving profitable operations." Management does not disagree with this statement.

Management did not consult Pritchett, Siler & Hardy, PC regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered, nor concerning any matter that was the subject of any disagreement or event.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending June 30, 2000 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name and age                  Position and background
------------                  -----------------------

Each of the following officers and directors were elected effective June
30, 2000:

Kip Eardley, 40     President

               Experience: Mr. Eardley has been president of the company since July 2000. He has been self-employed as a consultant to various public and private companies since 1989. He performs these services as president and owner of Capital Consulting of Utah, Inc.

Kelly H. Adams, 47
               Mr. Adams is the General Sales Manager for The Utah Auto Collection, a new and used automobile dealership. He has worked in the automobile industry since 1988. Over the years, he has received numerous awards and certifications including the Ford Motor Credit Top Five Dealer Award.

Pete R. Falvo, 64
               Mr. Falvo is a self employed Real Estate Agent with Realty Executives. He represents buyers and sellers of residential and commercial properties and has been a realtor since 1970. Mr. Falvo has served in several capacities on the Salt Lake Board of Realtors.


Christopher J. Nielsen, 41
               Mr. Nielsen is employed as a sales executive to EIS. EIS is a distributor of manufacturing supplies. Mr. Nielsen has worked in sales for the past twenty years.

Each of the following officers and directors resigned as of June 30, 2000:

Theo Ertl, 83              Chairman of the Board

William J. Murray, Jr. 85  Director

Adam A. Reeves, 83         Director

Joseph L. Fox, 62          President, CEO, Director

Larry A. Lukens, 61        Director

Jann Ertl, 55              Vice President, Director

Peter L. Richard, 52       Director

Jill Ertl, 57              Vice President, Director

Twig Ertl, 53              Treasurer, Director

Buff Ertl Palm, 60         Secretary, Director

Term of Office
--------------

The term of office of the current directors shall continue until new directors are elected or appointed.

Family Relationships
--------------------

None of the present officer and directors have any family relationship between one another.

Involvement in Certain Legal Proceedings
----------------------------------------

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Kip Eardley, President of Capital Consulting of Utah, Inc., which owns approximately 82% of the Company's issued and outstanding shares, has not filed a Form 3. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

Item 10.  Executive Compensation.
----------------------------------

No current or prior officer or director has received remuneration or compensation from the Company in any form in the past three years, nor has any member of the Company's management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors
-------------------------

     There are no arrangements pursuant to which any of the Company's directors were compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its
subsidiaries, or any  change  in  control  of  the   Company,   or  a
change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:
                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
Name and Address        # of Shares              % of Class
----------------       ----------------          ---------

Kip Eardley             41,784,562(1)            82.29 %

(1) Consists of indirect ownership. Mr. Eardley is President of Capital Consulting of Utah, Inc., which owns 41,784,562 shares of common stock.

Security Ownership of Management
------------------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

                            Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
                                     # of Shares
Name                       Direct        Indirect          % of Class
----------------      --------------  -------------      ----------

Kip Eardley                 0            41,784,562          82.29 %

All directors and
executives officers
as a group                  0            41,784,562          82.29 %
===================      =======         ==========          =====

Changes in Control
------------------

Pursuant to a unanimous vote of the majority shares represented at a special shareholder's meeting held on June 28, 2000, the following action occurred:

Capital Consulting of Utah, Inc., a Utah corporation, purchased
41,784,562 shares of common stock owned by ERTL and become the majority shareholder of the Company;

the Company sold substantially all of its assets to Shale
Technologies, L.L.C., in exchange for cancellation of an outstanding debt owing to Shale Technologies, L.L.C. in the amount of $866,000.00;

the Company's directors resigned, and three additional directors were appointed, namely Kelly H. Adams, Pete R. Falvo, and Christopher J. Nielsen.

The details of these actions are set forth in the Proxy Statement and Notice filed with the SEC on June 16, 2000.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others
---------------------------------------

      None; not applicable

Certain Business Relationships
------------------------------

     None; not applicable

Indebtedness of Management
--------------------------

       None; not applicable

Item 13. Exhibits and Reports on Form 8-K.

Documents Incorporated by Reference
----------------------------------

Proxy Statement and Notice filed with the SEC on June 16, 2000.

Reports on Form 8-K
-------------------

Form 8-K, filed July 17, 2000
Form 8-K, filed August 11, 2000
Form 8-K, filed August 18, 2000

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NPC Holdings, Inc.


Date:  10-10-2000          By /s/ Kip Eardley , President
                           ------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  10-10-2000     /s/ Kelly H. Adams, Director
                      ----------------------------


Date:  10-10-2000     /s/ Pete R. Falvo, Director
                      ----------------------------


Date:  10-10-2000     /s/ Christopher J. Nielsen, Director
                      ------------------------------------





                              NPC HOLDINGS, INC.
                   (Formerly The New Paraho Corporation)
                       [A Development Stage Company]

                            FINANCIAL STATEMENTS

                               JUNE 30, 2000



                        NPC HOLDINGS, INC.
              (Formerly The New Paraho Corporation)
                   [A Development Stage Company]


                            CONTENTS

                                                                 PAGE

   Independent Auditors' Report                                    1

   Balance Sheet, June 30, 2000                                    2

   Statements of Operations, for the years ended
    June 30, 2000 and 1999 and for the period
    from re-entering of development stage on
    June 28, 2000 through June 30, 2000                            3

   Statement of Stockholders' (Deficit), for the years
    ended June 30, 2000 and 1999                                   4

   Statements of Cash Flows, for the years ended
    June 30, 2000 and 1999 and for the period from
    re-entering of development stage on June 28, 2000
    through June 30, 2000                                          5

   Notes to Financial Statements                                   6 - 11



[Letterhead]

                      INDEPENDENT AUDITORS' REPORT

Board of Directors
NPC HOLDINGS, INC.
(Formerly The New Paraho Corporation)
Salt Lake City, Utah

We have audited the accompanying balance sheet of NPC Holdings, Inc. (formerly The New Paraho Corporation) [a development stage company] at June 30, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended June 30, 2000 and for the period from the re-entering of development stage on June 28, 2000 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of NPC Holdings, Inc. (formerly The New Paraho Corporation) [a development stage company] as of June 30, 2000 and the results of its operations and its cash flows for the year ended June 30, 2000 and for the period from the re-entering of development stage on June 28, 2000 through June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchet, Siler & Hardy

August 7, 2000
Salt Lake City, Utah


                            NPC HOLDINGS, INC.
                 (Formerly The New Paraho Corporation)
                    [A Development Stage Company]

                            BALANCE SHEET
ASSETS

                                                       June 30,
                                                         2000
                                                       ---------
CURRENT ASSETS                                         $      -
                                                       ---------
       Total Current Assets                            $      -
                                                       =========


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES                                    $      -
                                                       ---------
        Total Current Liabilities                             -
                                                       ---------

STOCKHOLDERS' (DEFICIT):
     Common stock, $.001 par value, 100,000,000
       shares authorized, 50,772,982 shares
       issued and outstanding                            50,773
     Capital in excess of par                           992,651
     Retained deficit                                (1,043,424)
     Deficit accumulated during the development stage         -
                                                      ----------
       Total Stockholders' (Deficit)                          -
                                                      ----------
                                                     $        -
                                                      ==========



The accompanying notes are an integral part of this financial statement.


                         NPC HOLDINGS, INC.
               (Formerly The New Paraho Corporation)
                  [A Development Stage Company]

                     STATEMENTS OF OPERATIONS


                                                         Cumulative from
                                                        the Re-entering of
                                                         Development Stage
                                 For the Years Ended         on June 28,
                                       June 30,             2000 through
                                 --------------------         June 30,
                                  2000          1999           2000
                                ---------     ---------     ------------
REVENUE                         $      -      $      -        $       -
                                ---------     ---------       ----------

EXPENSES:
  General and administrative           -             -                -
                                ---------     ---------       ----------

LOSS BEFORE INCOME TAXES               -             -                -

Current income taxes                   -             -                -
Deferred income tax                    -             -                -
                                ---------     ---------       ----------

LOSS FROM CONTINUING OPERATIONS        -             -                -

DISCONTINUED OPERATIONS:
     Loss from operations of
    discontinued operation
   (net of $0 in income taxes)   (87,342)      (96,000)               -
                                ---------      --------        ---------

NET (LOSS)                      $(87,342)     $(96,000)       $       -
                                ---------      --------       ----------
LOSS PER SHARE:
Loss from continuing operations   $ (.00)   $ (.00)      $  (.00)
Loss from discontinued operations $ (.00)   $ (.00)      $  (.00)
                                   ------    ------       -------
          Total loss per share  $ (.00)   $ (.00)      $  (.00)
                                  ======    ======       =======


The accompanying notes are an integral part of these financial statements.


                          NPC HOLDINGS, INC.
                (Formerly The New Paraho Corporation)
                   [A Development Stage Company]

                 STATEMENT OF STOCKHOLDERS' (DEFICIT)

              FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                                                 Deficit
                                                               Accumulated
                                                                 From the
                                                               Re-entering
                                                                 of the
                                                               Development
                                                                 Stage on
                    Common Stock      Capital in              June 28, 2000
                 ------------------   Excess of    Retained      through
                  Shares    Amount       Par       Deficit    June 28, 2000
                 --------  --------   ----------   --------   -------------
BALANCE,
June 30, 1998  50,772,982  $ 50,773   $ 104,309    $(860,000)   $     -

Net loss for the
year ended
June 30, 1999           -         -           -      (96,000)         -
               ----------   -------    --------     --------     -------
BALANCE,
June 30, 1999  50,772,982    50,773     104,309     (956,082)         -

Net gain on
disposal of
discontinued
operations
including the
forgiveness of
$865,596 in
related party
debt and
assumption of
net liabilities
of $22,746,
accounted for
as a contribution
of capital by
related parties         -         -     888,342            -          -

Net loss for the
periods ended
June 30, 2000           -         -           -      (87,342)         -
                ---------   -------    --------    ---------    --------
BALANCE,
June 30, 2000  50,772,982  $ 50,773    $992,651  $(1,043,424)   $     -
               ==========   =======    ========   ==========    ========


The accompanying notes are an integral part of this financial statement .


                        NPC HOLDINGS, INC.
               (Formerly The New Paraho Corporation)
                    [A Development Stage Company]

                      STATEMENTS OF CASH FLOWS
                                                             Cumulative from
                                                            the Re-entering of
                                                             Development Stage
                                       For the Years Ended      on June 28,
                                            June 30,            2000 through
                                       -------------------        June 30,
                                        2000        1999           2000
                                       -------     -------     -------------
Cash Flows From Operating Activities:

     Net loss                         $(87,342)   $(96,000)      $      -
     Adjustments to reconcile net
  loss to net cash used by
  operating activities:
      Depreciation                       1,679      16,000              -
      Changes in assets
    and liabilities:
        (Increase) Decrease in
       tax benefit receivable           11,000     119,000              -
        (Increase) Decrease in
       inventory                        12,000           -              -
        (Increase) Decrease in
       prepaid expense                   4,340           -              -
        Increase (Decrease) in
       accounts payables
          and accrued expense           (2,677)     (8,000)             -
                                       -------     -------         ------
          Net Cash Provided (Used)
        by Operating Activities        (61,000)     31,000              -
                                       -------     -------         ------
Cash Flows From Investing Activities:

       Net Cash (Used)
        by Investing Activities              -           -              -
                                       -------     -------         ------
Cash Flows From Financing Activities:

          Net Cash Provided
        by Financing Activities              -           -              -
                                       -------     -------         ------
Net Increase (Decrease) in Cash        (61,000)     31,000              -

Cash at Beginning of the Year           61,000      30,000              -
                                       -------     -------         ------
Cash at End of the Year                $     -     $61,000         $    -
                                       =======     =======         ======

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
       Interest                      $     -     $     -         $    -
       Income taxes                  $     -     $     -         $    -

Supplemental Schedule of Non-cash Investing and Financing Activities:

For year ended June 30, 2000:

As a result of the sale of the Company's operations to a related party, the Company recorded a capital contribution in the amount of $888,342 which resulted from the forgiveness of $865,596 in notes payable and an affiliated company assuming estimated net liabilities of $22,746.

The Company changed its par value from $.01 to $.001.

For year ended June 30, 1999:

None

 The accompanying notes are an integral part of these financial statements.



                           NPC HOLDINGS, INC.
                 (Formerly The New Paraho Corporation)
                      [A Development Stage Company]

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business   NPC Holdings, Inc. (The Company) (a Nevada
corporation) was incorporated in June 2000 to effectively change the name and state of domicile of The New Paraho Corporation (Paraho), a Colorado corporation incorporated on July 18, 1986). On June 28, 2000, approximately a 82% ownership interest of Paraho was acquired by Capital Consulting of Utah (an S Corporation) from Energy Resources Technology Land, Inc. (ERTL) as part of an agreement. The Company does not have any current on-going operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company is currently seeking to acquire or merge with an active operating company. The Company has at the present time not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

On July 23, 1986, Paraho merged with Paraho Development Corporation (the parent of six wholly-owned subsidiaries including Paraho Oil Shale Demonstration, Inc., Developmental Engineering, Inc., Shale Systems Incorporated, Green River Oil Shale Corporation, Paraho Corporation, and Paraho Overseas Corporation) pursuant to Paraho Development Corporation's Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code. Under the Plan of Reorganization shareholders of Paraho Development Corporation received 5% of the outstanding common stock of Paraho and former creditors of Paraho Development Corporation received 15% of the common stock of Paraho and income certificates representing a right to a specified percentage of certain income received by Paraho from oil shale mineral properties located in Rio Blanco County, Colorado. The merger was accounted for as a purchase.

On June 28, 2000, Paraho sold its interest in Paraho Development Corporation and all of Paraho Development Corporation's six subsidiaries and all other related assets to Shale Technologies, LLC (Shale) (a Limited Liability Company with common shareholders with ERTL) in return for Shale assuming all estimated liabilities of Paraho and indemnifying Paraho of any future liabilities related to the former operations of Paraho or its subsidiaries. As a result of the sale, Paraho effectively re-entered the development stage of accounting.

Plant, Furniture and Equipment, Oil Shale Mineral Properties, and Patent Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years.
Amortization is provided on a straight-line basis over seventeen years, the estimated useful life of the patent.

Loss Per Common Share   Basic loss per share is computed based on the
weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted earnings per share were the same for 2000 and 1999 because the effect of potential common stock was antidilutive.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes.

Statement of Cash Flows   The Company considers all highly liquid debt
instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates   The preparation of the Company's financial statements
in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include, among other things, the estimated cost of reclamation and the ability to recover its investment in the oil shale properties and patent. Due to the uncertainties inherent in the estimation process and future evaluation of commercial feasibility of the oil shale project, it is reasonably possible that these estimates could be revised in the near-term and that such revisions could be revised in the near-term and that such revisions could be material.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant losses since its inception, and as of June 30, 2000 the Company has an accumulated deficit of $1,043,424. Further, the Company currently has no working capital and has no on-going operations. These items raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are to seek other business opportunities through a merger or acquisition of an operating company. These financial statements do not include any adjustments to reflect the possible effect on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3   SALE OF ASSETS / DISCONTINUED OPERATIONS

On June 28, 2000, Paraho sold its interest in Paraho Development Corporation and all of Paraho Development Corporation's six subsidiaries with their related assets including patents and proprietary rights applicable to the retorting of oil from shale by use of an above-ground, vertical shaft retort, rights to certain intellectual properties to test the suitability of shale oil in the production of asphalt, interests in oil shale lands and all other assets of Paraho to Shale (an affiliated company) in return for ERTL forgiving a note payable and Shale assuming all estimated liabilities including $22,323 in trade accounts payable and $100,000 in reclamation liabilities of Paraho and indemnifying Paraho of any future liabilities related to the former operations of Paraho or its subsidiaries. As a result of the sale, the Company has effectively discontinued all of its operations and has recorded a capital contribution of $888,342 for the $865,596 forgiveness of debt and $22,746 of net liabilities assumed in excess of assets.

The following is a condensed proforma statement of operations that reflects what the presentation would have been for the years ended June 30, 2000 and 1999 without the reclassifications required by generally accepted accounting principles for companies with discontinued operations:

                                                June 30,
                                          --------------------
                                            2000       1999
                                         ---------   ---------
     Revenues                            $      -   $  2,000
     Operating expenses                   (88,564)  (111,000)
     Other income                           1,222      2,000
     Provision for taxes                        -     11,000
                                         --------    -------
     Net income                          $(87,342)  $(96,000)
                                         --------   --------
     Loss per share                      $   (.00)  $  (0.00)
                                         ========    =======

There is a possibility that the Company may be named in lawsuits or be held liable for the liabilities, including the reclamation liabilities, related to its former operations should Shale not fulfill its obligations.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. At June 30, 2000 the Company had no deferred tax assets or liabilities. Further, the Company also has no net operating loss carryforwards available.

NOTE 5   STOCK TRANSACTIONS

In June 2000, the Company effected a change of domicile from a Colorado corporation to a Nevada Corporation. The change also called for the change of par value from $.01 to $.001 par value. The number of authorized shares was also increased to 100,000,000.

Change in Control - As part of the asset purchase agreement on June 28, 2000, new directors and officers were elected, representing a change of control. ERTL sold its common stock, representing approximately 82% of the outstanding shares, to Capital Consulting of Utah a privately held S Corporation.

Stock Options - The Company cancelled its Incentive Stock Plan (ISP) dated January 1, 1991. The cancellation of the plan was one of the conditions related to the asset purchase agreement on June 28, 2000.

On June 28, 2000 the Company established an incentive stock option plan. The purpose of the Plan is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interests in the Company. Directors, officers, and other employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, awards may be granted to consultants providing valuable services to the Company. Awards under the Plan may include incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, performance units, or cash awards.

The Plan provides for administration by an Executive Compensation Committee of the Board, and in the absence of such a committee, the Board of Directors. It is expected that an Executive Compensation Committee will be formed in 2000 following the Special Meeting. The Executive Compensation Committee generally has discretion to determine the terms of a Plan Award, including the type of award, number of shares of units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 50,000 shares; (ii) the option price per share of Common Stock may not be less than 100% of the fair market value of such share at the time of grant or 110% of the fair market value of such shares if the option is granted to a stockholder owning more than 10% of the combined voting power of all classes of the stock of the Company or a parent or subsidiary on the date of the grant of the option (a "10% stockholder"); and (iii) the term of any ISO may not exceed 10 years, or five years if the option is granted to a 10% stockholder. No outstanding stock option or other award under the Plan has been granted subject to the receipt of stockholder approval of the Plan.

A maximum of 250,000 shares of Common Stock may be subject to outstanding awards under the Plan. Shares of Common Stock which are attributable to awards which have expired, terminated, or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards.

The Plan will remain in effect indefinitely, unless earlier terminated by the Board of Directors. No ISO may be granted more than 10 years after the original adoption of the Plan by the Board. The Plan may be amended by the Board of Directors without the consent of the stockholders of the Company, except that stockholder approval is required for any amendment that materially increases the aggregate number of shares of stock that may be issued under the Plan or materially modifies the requirements as to eligibility for participation in the Plan.

NOTE 6   RELATED PARTY TRANSACTIONS

On June 28, 2000, the Company entered into an Asset Purchase Agreement with Shale (See Note 3). The agreement essentially called for all assets and liabilities of the Company to be acquired by Shale. Shale also indemnified the Company from any current or future liabilities, including reclamation liabilities, related to its former operations. As part of the Asset Purchase Agreement, Energy Resources Technology Land, Inc. (ERTL) cancelled the Company's remaining debt balance of $865,596 at June 28, 2000. Shale and ERTL were both related to the Company by common control at the time of the transaction.

NOTE 7   COMMITMENTS AND CONTINGENCY

On June 28, 2000, Paraho sold its interest in Paraho Development Corporation and all of Paraho Development Corporation's six subsidiaries with their related assets and liabilities (See Note 3). Should the purchaser not pay off the debt, the Company may be named in lawsuits or be held liable for the liabilities. Management believes that the Company is not liable for any existing liabilities related to its former operations or subsidiaries. The Company is not currently named in any such lawsuits nor is it aware of any such claims or suits against the Company. No amounts have been reflected or accrued in these financials statements for any contingent liabilities.

NOTE 8   LOSS PER COMMON SHARE

The following data shows the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended June 30, 2000 and 1999 and for the period from the re-entering of development stage on June 28, 2000 through June 30, 2000:

                                                           Cumulative from
                                                         the Re-entering of
                                           For the        Development Stage
                                         Years Ended         on June 28,
                                           June 30            through
                                       -----------------      June 30,
                                        2000       1999        2000
                                       ------     ------     ----------
(Loss) from continuing operations
 available to common stockholders
 (numerator)                          $    -     $    -        $     -
                                      --------    -------      -------
(Loss) from discontinued
 operations (numerator)               $(87,342)  $(96,000)     $     -
                                      --------    -------      -------
Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period
(denominator)                       50,772,982   50,772,982   50,772,982
                                    ----------   ----------   ----------

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.