Form 10QSB
period 2000-09-30
NPC HOLDINGS INC
filed 2000-11-14
CIK 216810

NPC HOLDINGS, INC.

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549


                             FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended: September 30, 2000

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


     (Former Name or Former Address if Changed Since Last Report)

Check  whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No         (2)   Yes  X    No
         ---     ---               ---     ---

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Class               Outstanding as of September 30, 2000
 Common Stock, $0.001              169,243


             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

None; Not Applicable.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---
FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE
RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of NPC Holdings, Inc. (a development stage company) at September 30, 2000 and June 30, 2000, and the statements of operations for the three months ended September 30, 2000 and 1999 and the period from June 28, 2000 to September 30, 2000, and the cash flows for the three months ended September 30, 2000 and 1999, and the period from June 28, 2000 to September 30, 2000, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.




                              NPC HOLDINGS, INC.
                        [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000



                        NPC HOLDINGS, INC.
                   [A Development Stage Company]


                           CONTENTS

                                                                 PAGE


        Unaudited Condensed Balance Sheet,
          September 30, 2000 and June 30, 2000                     2


        Unaudited Condensed Statement of Operations,
          for the three months ended September 30, 2000
          and for the period from re-entering of
          development stage on June 28, 2000
          through September 30, 200                                3

        Unaudited Condensed Statement of Cash Flows,
          for the three months ended September 30, 2000
          and for the period from re-entering of
          development stage on June 28, 2000
          through September 30, 2000                               4


        Notes to Unaudited Condensed Financial Statements       5 - 10


                            NPC HOLDINGS, INC.
                      [A Development Stage Company]

                         CONDENSED BALANCE SHEET
                              (Unaudited)
                               ASSETS


                                      September 30     June 30,
                                         2000            2000
                                       ---------       ---------
CURRENT ASSETS
 Prepaid expenses                      $  2,000         $      -
                                       ---------       ---------

       Total Current Assets            $  2,000         $      -
                                       =========       =========


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
 Accounts payable - related party      $  2,000         $      -
                                       ---------       ---------
        Total Current Liabilities      $  2,000         $      -
                                       ---------       ---------

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    169,243 shares issued and
    outstanding                              169              169
  Capital in excess of par value       1,043,255       1,043,255
  Deficit accumulated during the
    development stage                 (1,043,424)     (1,043,424)
                                      ----------      ----------
       Total Stockholders' Equity              -               -
                                      ----------      ----------
                                       $   2,000       $       -
                                      ==========      ==========

Note: The balance sheet of June 30, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statement.


                         NPC HOLDINGS, INC.
                  [A Development Stage Company]

                 CONDENSED STATEMENT OF OPERATIONS
                           (Unaudited)

                                                            Cumulative from
                                                          the Re-entering of
                                                           Development Stage
                                 For the Three Months          on June 28,
                                 Ended September 30,          2000 through
                                 --------------------         September 30,
                                   2000        1999               2000
                                 ---------   ---------        ------------
REVENUE                          $      -     $     -           $       -
                                 ---------   ---------          ----------

EXPENSES:
  General and administrative            -           -                   -
                                 ---------   ---------          ----------

LOSS BEFORE INCOME TAXES                -           -                   -

CURRENT INCOME TAXES                    -           -                   -
DEFERRED INCOME TAX                     -           -                   -
                                 ---------   ---------          ----------

LOSS FROM CONTINUING OPERATIONS         -           -                   -

DISCONTINUED OPERATIONS:
   Loss from operations of
   discontinued operation
   (net of $0 in income taxes)          -      (31,057)                 -
                                 ---------    ---------         ----------

NET (LOSS)                      $       -     $(31,057)           $     -
                                 ---------    ---------         ----------
LOSS PER SHARE:
Loss from continuing operations   $  (.00)    $   (.00)           $  (.00)
Loss from discontinued operations $  (.00)    $   (.00)           $  (.00)
                                  -------     --------            -------
          Total loss per share    $  (.00)    $   (.00)           $  (.00)
                                  =======     ========            =======




The accompanying notes are an integral part of these unaudited financial statements.

                        NPC HOLDINGS, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENT OF CASH FLOWS

                  NET INCREASE (DECREASE) IN CASH
                           (Unaudited)
                                                          Cumulative from
                                                         the Re-entering of
                                                          Development Stage
                                    For the Three Months      on June 28,
                                    Ended September 30,      2000 through
                                    -------------------      September 30,
                                      2000        1999            2000
                                     -------     -------     ---------------
Cash Flows From Operating Activities:

Net loss                            $      -    $(31,057)      $      -
  Adjustments to reconcile net
  loss to net cash used by
  operating activities:
    Depreciation and amortization          -         699              -
    Changes in assets
    and liabilities:
     (Increase) in prepaid expenses   (2,000)      2,950         (2,000)
     Increase in accounts payable      2,000      (4,284)         2,000
     Change in accrued liabilities         -       1,162              -
                                     -------     -------         ------
          Net Cash Provided (Used)
        by Operating Activities            -     (30,530)             -
                                     -------     -------         ------
Cash Flows Provided by Investing Activities:

       Net Cash Provided
        by Investing Activities            -           -              -
                                     -------     -------         ------
Cash Flows Provided by Financing Activities:
   Proceeds from issuance of
     common stock                          -           -              -
                                     -------     -------         ------
          Net Cash Provided
        by Financing Activities            -           -              -
                                     -------     -------         ------
Net Increase in Cash                       -     (30,530)             -

Cash at Beginning of Period                -      60,746              -
                                     -------     -------         ------
Cash at End of Period                $     -     $30,216         $    -
                                     =======     =======         ======

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
    Interest                        $     -     $     -         $    -
    Income taxes                    $     -     $     -         $    -

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For period ended September 30, 2000: None

     For period ended September 30, 1999: None


The accompanying notes are an integral part of these unaudited financial statements.


                              NPC HOLDINGS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1   DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business   NPC Holdings, Inc. (The Company) (a Nevada
corporation) was incorporated in June 2000 to effectively change the name and state of domicile of The New Paraho Corporation (Paraho), a Colorado corporation (incorporated July 18, 1986). On June 28, 2000, approximately an 82% ownership interest of Paraho was acquired by Capital Consulting of Utah (an S Corporation) from Energy Resources Technology Land, Inc. (ERTL) as part of an agreement. The Company does not have any current on-going operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company is currently seeking to acquire or merge with an active operating company. The Company has at the present time not paid any dividends and any dividends that my be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Loss Per Common Share Basic loss per share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted earnings per share were the same for 2000 and 1999 because the affect of potential common stock was antidilutive.

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes.

Statement of Cash Flows   The Company considers all highly liquid debt
instruments purchased with an original maturity of three months or less to be cash equivalents.
Accounting Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Restatement   The financial statements have been restated for all periods presented to reflect a 1 for 300 reverse stock split effective September 27, 2000.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant losses since its inception, and as of September 30, 2000 the Company has an accumulated deficit of $1,043,424. Further, the Company currently has no working capital and has no on-going operations. These items raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are to seek other business opportunities through a merger or acquisition of an operating company. These financial statements do not include any adjustments to reflect the possible effect on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The following is a condensed proforma statement of operations that reflects what the presentation would have been for the years ended June 30, 2000 without the reclassifications required by generally accepted accounting principles for companies with discontinued operations:

                                                       June 30,
                                                        2000
                                                     -----------
     Revenues                                          $      -
     Operating expenses                                 (88,564)
     Other income                                         1,222
     Provision for taxes                                      -
                                                     -----------
     Net income                                        $(87,342)
                                                     -----------
     Loss per share                                    $   (.00)
                                                    ------------

There is a possibility that the Company may be named in lawsuits or be held liable for the liabilities, including the reclamation liabilities, related to its former operations should Shale not fulfill its obligations.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. At September 30, 2000 the Company had no deferred tax assets or liabilities. Further, the Company also has no net operating loss carryforwards available.

NOTE 5   STOCK TRANSACTIONS

During September 2000, and reflected in the accompanying financial statements, the Company effected a 1 for 300 reverse stock split.

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

NOTE 8   LOSS PER COMMON SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2000 and 1999 and for the period from the re-entering of development stage on June 28, 2000 through September 30, 2000:

                                                     Cumulative From
                                                     the Re-entering
                                    For the Three     of Development
                                    Months Ended     stage on June 28,
                                    September 30,      2000 Through
                                  -----------------    September 30,
                                   2000        1999        2000
                                  -------   --------   -------------
     (Loss) from continuing
       operations available to
       common stockholders
       (numerator)                $    -    $     -     $     -
                                  -------   --------     --------
     (Loss) from discontinued
       operations (numerator)     $    -   $(31,057)    $     -
                                  -------   --------     --------
     Weighted average
       number of common
       shares outstanding
       used in earnings per
       share during the period
       (denominator)             169,243    169,243     169,243
                                 -------    -------     -------

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.


ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
OPERATION

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2000, reflects a total asset value of $2000.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2000 through September 30, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

Based upon current management's willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Part II - Other Information

Item 1.   Legal Proceedings

None; not applicable.

Item 2.  Changes in Securities.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibit No.    Description
 EX-27         Financial Data Schedule

  No other exhibits were filed on Form 8-K.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NPC HOLDINGS, INC.

Date: November 14, 2000        By /s/ Kip Eardley
                               ----------------------
                               Kip Eardley, President