Form 10QSB
period 2000-12-31
NPC HOLDINGS INC
filed 2001-02-14
CIK 216810

NPC HOLDINGS, INC.

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549


                             FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended: December 31, 2000

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

(1)   Yes X    No         (2)   Yes  X    No
         ---     ---               ---       ---

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Class               Outstanding as of December 31, 2000
 Common Stock, $0.001              1,712,820


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of NPC Holdings, Inc. (a development stage company) at December 31, 2000 and June 30, 2000, and the statements of operations for the three and six months ended December 31, 2000 and 1999 and the period from June 28, 2000 to December 31, 2000, and the cash flows for the three and six months ended December 31, 2000 and 1999, and the period from June 28, 2000 to December 31, 2000, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.




                              NPC HOLDINGS, INC.
                        [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             December 31, 2000




                        NPC HOLDINGS, INC.
                   [A Development Stage Company]

                          CONTENTS

                                                              PAGE


Unaudited Condensed Balance Sheets,
December 31, 2000 and June 30, 2000                             2


Unaudited Condensed Statements of Operations,
for the three and six months ended December 31,
2000 and 1999 and for the period from re-entering
of the development stage on June 28, 2000
through December 31, 200                                        3

Unaudited Condensed Statements of Cash Flows,
for the six months ended December 31,
2000 and for the period from re-entering of
the development stage on June 28, 2000
through December 31, 2000                                       4

Notes to Unaudited Condensed Financial Statements             5 - 10


                            NPC HOLDINGS, INC.
                      [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                              (Unaudited)
                               ASSETS
                                      December 31,      June 30,
                                         2000            2000
                                       ---------       ---------
CURRENT ASSETS
 Total Current Assets                   $      -         $      -
                                       ---------       ---------
                                        $      -         $      -
                                       =========       =========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
 Accounts payable - related party       $  2,000         $      -
 Accounts payable                          2,325                -
                                        ---------       ---------
        Total Current Liabilities          4,325                -
                                        ---------       ---------
                                        $  4,325         $      -
                                        ---------       ---------
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value,
    100,000,000 shares authorized,
    1,712,820 and 169,243 shares
    issued and outstanding                  1,712             169
   Capital in excess of par value       1,111,712       1,043,255
   Retained deficit                    (1,043,424)     (1,043,424)
   Deficit accumulated during the
    development stage                     (74,325)              -
                                       ----------      ----------
       Total Stockholders' Equity         (4,325)              -
                                       ----------      ----------

                                      $       -       $       -
                                      ==========      ==========

Note: The balance sheet of June 30, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statement.

                         NPC HOLDINGS, INC.
                  [A Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                         Cumulative from
                            For the          For the     the Re-entering of
                          Three Months      Six Months    Development Stage
                             Ended             Ended      on June 28, 2000
                          December 31,     December 31,       through
                          ------------     -------------     December 31,
                         2000     1999     2000      1999       2000
                        ------   ------   ------    ------ ---------------
REVENUE                 $     -   $    -   $     -   $    -     $     -
                        -------   ------   -------   ------     -------

EXPENSES:
     General and
    administrative       74,325        -    74,325        -      74,325
                        -------   ------   -------   ------     -------

LOSS BEFORE
   INCOME TAXES         (74,325)       -   (74,325)       -     (74,325)

CURRENT INCOME TAXES          -        -         -        -           -
DEFERRED INCOME TAX           -        -         -        -           -
                        -------   ------   -------   ------     -------

LOSS FROM CONTINUING
   OPERATIONS           (74,325)       -   (74,325)       -     (74,325)

DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   operation (net of
   $0 in income taxes)        -  (29,851)        -   (60,908)         -
                        -------  -------   -------   -------    -------

NET (LOSS)             $(74,325)$(29,851) $(74,325) $(60,908) $(74,325)
                        -------  -------   -------   -------   -------
LOSS PER SHARE:
Loss from continuing
  operations             $ (.06)  $    -    $ (.11)   $    -    $ (.11)
Loss from discontinued
  operations             $    -   $ (.18)   $    -    $ (.36)   $    -
                          ------   ------    ------    ------    ------
Total loss per share     $ (.06)  $ (.18)   $ (.11)   $ (.36)   $ (.11)
                          ======   ======    ======    ======    ======


The accompanying notes are an integral part of these unaudited financial statements.

                        NPC HOLDINGS, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS

                  NET INCREASE (DECREASE) IN CASH
                           (Unaudited)
                                                       Cumulative from
                                                      the Re-entering of
                                                       Development Stage
                                  For the Six Months       on June 28,
                                  Ended December 31,      2000 through
                                   -------------------     December 31,
                                    2000         1999         2000
                                   -------     -------   -----------------
Cash Flows From Operating Activities:

 Net loss                           $(74,325)   $(60,908)      $(74,325)
     Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Stock issued for services          70,000           -         70,000
   Depreciation and amortization           -       1,397              -
     Changes in assets
        and liabilities:
     Increase in receivables               -      11,000              -
     (Increase) in prepaid expenses        -       5,901              -
     Increase in accounts payable
      - related party                  2,000           -          2,000
     Increase in accounts payable      2,325      (3,239)         2,325
     Change in accrued liabilities         -       2,324              -

                                     -------     -------         ------
          Net Cash Provided (Used)
        by Operating Activities            -     (43,525)             -
                                     -------     -------         ------
Cash Flows Provided by Investing Activities:

       Net Cash Provided
        by Investing Activities            -           -              -
                                     -------     -------         ------
Cash Flows Provided by Financing Activities:
   Proceeds from issuance of
     common stock                          -           -              -
                                     -------     -------         ------
          Net Cash Provided
        by Financing Activities            -           -              -
                                     -------     -------         ------
Net Increase in Cash                       -     (43,525)             -

Cash at Beginning of Period                -      60,746              -
                                     -------     -------         ------
Cash at End of Period                $     -     $17,221         $    -
                                     =======     =======         ======

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
       Interest                        $     -     $     -         $    -
       Income taxes                    $     -     $     -         $    -

Supplemental Schedule of Non-cash Investing and Financing Activities:

For period ended December 31, 2000:
       The Company issued 1,400,000 shares of common stock for services rendered.

       The Company issued 143,577 additional shares of common stock for rounding purposes in connection with the 1 for 300 reverse stock split.

For period ended December 31, 1999: None


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

Loss Per Common Share - Basic loss per share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted earnings per share were the same for 2000 and 1999 because the affect of potential common stock was antidilutive (See Note 8).

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes. (See Note 4)

Statement of Cash Flows   The Company considers all highly liquid debt
instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Restatement   The financial statements have been restated for all periods presented to reflect a 1 for 300 reverse stock split effective September 27, 2000.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant losses since its inception, and as of December 31, 2000 the Company has an accumulated deficit of $1,117,749. Further, the Company currently has no working capital and has no on-going operations. These items raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are to seek other business opportunities through a merger or acquisition of an operating company. These financial statements do not include any adjustments to reflect the possible effect on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. At December 31, 2000 the Company had no deferred tax assets or liabilities. Further, the Company also has no net operating loss carryforwards available.

NOTE 5   STOCK TRANSACTIONS

During November 2000, the Company issued 200,000 shares of common stock to an attorney for services rendered, valued at $10,000 (or $.05 per share). The Company also issued a total of 1,200,000 shares of restricted common stock to officers of the Company for services rendered, valued at $60,000 (or $.05 per share).

During September 2000, and reflected in the accompanying financial statements, the Company effected a 1 for 300 reverse stock split. In connection with the reverse stock split the Company issued 143,577 additional shares for rounding purposes.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Office Space - Since the asset purchase, the Company has not had a need to rent office space. A shareholder of the Company is allowing the Company to use its address, as needed, at no expense to the Company.

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

NOTE 8   LOSS PER COMMON SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on June 28, 2000 through December 31, 2000:
                                                         Cumulative From
                                                         the Re-entering
                       For the Three      For the Six    of Development
                       Months Ended       Months Ended  stage on June 28,
                       December 31,       December 31,    2000 Through
                    ----------------    ----------------   December 31,
                     2000      1999      2000      1999      2000
                    ------    ------    ------    ------   ------------
(Loss) from
 continuing
 operations
 available
 to common
 stockholders
 (numerator)       $(74,325) $      -  $(74,325) $      -    $(74,325)
                    -------   -------    ------   -------     -------
(Loss) from
 discontinued
 operations
 (numerator)       $      -  $(29,851) $     -   $(60,908)   $     -
                    -------  --------   -------   -------    -------
Weighted average
 number of common
 shares outstanding
 used in earnings
 per share during
 the period
 (denominator)     1,212,783  169,243   691,013   169,243    685,403
                   ---------  -------   -------   -------    -------

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2000, reflects a total asset value of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from July 1, 2000 through December 31, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

                               NPC HOLDINGS, INC.

Date: February 14, 2001        By /s/ Kelly Adams
                               ----------------------
                               Kelly Adams, President