Form 10QSB
period 2001-03-31
NPC HOLDINGS INC
filed 2001-05-15
CIK 216810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

                        For Quarter Ended March 31, 2001
                           Commission File No. 0-08536

                            REGENT ENERGY CORPORATION
               (Exact name of registrant as specified in charter)

          Nevada                                          84-1034362
(State or other jurisdiction                   (IRS Employer Identification No.)
   of incorporation)

 650 North Sam Houston Parkway E., Suite 500
 Houston, Texas                                              77060
(Address of principal                                     (Postal Code)
 executive offices)

       Registrant's telephone number, including area code: (281) 931-3800


                               NPC Holdings, Inc.
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

As of April 16, 2001, there were 16,838,397 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO     [ X ]

                            REGENT ENERGY CORPORATION

                                 March 31, 2001

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------

         Item 1.  Financial Statements  (Not filed herewith)................................................ 1
         ------


         Item 2.  Management's Discussion and Analysis and Plan of Operation (Not filed herewith)........... 1
         ------


         Item 3.  Quantitative and Qualitative Disclosure of Market Risk (Not filed herewith)............... 1
         ------

PART II. OTHER INFORMATION  1

         Item 1.  Legal Proceedings......................................................................... 1
         ------

         Item 2.  Changes in Securities .................................................................... 1
         ------

         Item 3.  Defaults Upon Senior Securities........................................................... 1
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders....................................... 1
         ------

         Item 5.  Other Information......................................................................... 1
         ------

         Item 6.  Exhibits and Reports on Form 8-K.......................................................... 2
         ------

SIGNATURES.................................................................................................. 3
INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION - OMITTED pursuant to Rule 12b-25.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

     None

Item 2.   Changes in Securities.

     (a) None

     (b) None

     (c) Since the period beginning with the quarter ended March 31, 2001 and the date hereof, the Company issued the following equity securities in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     The Company issued 15,230,596 shares of Common Stock, par value $0.001 per share, in an exchange transaction effective March 9, 2001 in which the Company issued 2.983 shares of its Common Stock for each share of Common Stock, par value $0.01 per share (the "Vulcan Common Stock"), of Vulcan Minerals & Energy, Inc. (formerly, Playa Minerals & Energy, Inc.). The Company relied on the exemption provided under Section 506 of Regulation D promulgated under the Securities Exchange Act of 1934. In the exchange transaction, the Company received 100% of the outstanding Vulcan Common Stock.

Item 3.   Default Upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Agreement and Plan of Reorganization dated February 26, 2001 was submitted to a vote of security holders by written consent. Vote tally.

Item 5.   Other Information.

         None

Item 6.           Exhibits and Reports on Form 8-K

EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

3.1-a             Articles of Incorporation of Regent Energy Corporation (formerly NPC Holdings, Inc.) (the "Company")
3.1-b             Articles of Merger of The New Paraho Corporation into NPC Holdings, Inc.
3.1-c             Articles of Amendment to the Articles of Incorporation of the Company filed March 8, 2001, changing the name of NPC Holdings, Inc. to Regent Energy Corporation
3.2               Bylaws of the Company
4                 Registration Rights Agreement of the Company dated February 26, 2001
10.1              Credit Agreement dated November 14, 2000 between Vulcan Minerals & Energy, Inc. (formerly Playa Minerals & Energy,
                  Inc. ("Vulcan") and Bank One, Texas, National
                  Association
10.2              Form of Promissory Note of Vulcan dated November 14, 2000, payable to Bank One, Texas, National Association in the principal amount of $25,000,000
10.3              Promissory Note of Vulcan  dated April 4, 2000, payable to  Parawon Corporation in the original principal amount of $2,500,000
10.4              Subordination Agreement of Parawon Corporation dated November 14, 2000
10.5              Subordination Agreement by and among Parawon Corporation, Vulcan and Bank One, Texas, National
                  Association dated November 14, 2000
10.6+             Amended Employment Agreement between Vulcan and John N. Ehrman, dated as of June 1, 2000
10.7+             Form of Nonqualified Stock Option Agreement.
-------------------------------------------------------------------------------------------------------------------


+ Compensation plan, benefit plan or employment contract or arrangement.



REPORTS ON FORM 8-K

1. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 14, 2001, reporting a change of control resulting from the exchange of shares pursuant to the Agreement and Plan of Reorganization

2. The Company filed an amendment to the Current Report on Form 8-K with the Securities and Exchange Commission on May 1, 2001, reporting the acquisition of the assets of Vulcan which is deemed to have occurred as a result of the exchange of shares pursuant to the Agreement and Plan of Reorganization

3. The Company filed an amendment to the Current Report on Form 8-K on May 11, 2001, reporting a change of accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGENT ENERGY CORPORATION
                                  (Registrant)



Date:    May 15, 2001              By:    /s/ John N. Ehrman
                                          --------------------------------------
                                          John N. Ehrman
                                          Chief Executive Officer

                                INDEX TO EXHIBITS

3.1-a             Articles of Incorporation of Regent Energy Corporation (formerly NPC Holdings, Inc.) (the "Company")
3.1-b             Articles of Merger of The New Paraho Corporation into NPC Holdings, Inc.
3.1-c             Articles of Amendment to the Articles of Incorporation of the Company filed March 8, 2001, changing the name of NPC Holdings, Inc. to Regent Energy Corporation
3.2               Bylaws of the Company
4                 Registration Rights Agreement of the Company dated February 26, 2001
10.1              Credit Agreement dated November 14, 2000 between Vulcan Minerals & Energy, Inc. (formerly Playa Minerals & Energy,
                  Inc. ("Vulcan") and Bank One, Texas, National
                  Association
10.2              Form of Promissory Note of Vulcan dated November 14, 2000, payable to Bank One, Texas, National Association in the principal amount of $25,000,000
10.3              Promissory Note of Vulcan  dated April 4, 2000, payable to  Parawon Corporation in the original principal amount of $2,500,000
10.4              Subordination Agreement of Parawon Corporation dated November 14, 2000
10.5              Subordination Agreement by and among Parawon Corporation, Vulcan and Bank One, Texas, National
                  Association dated November 14, 2000
10.6+             Amended Employment Agreement between Vulcan and John N. Ehrman, dated as of June 1, 2000
10.7+             Form of Nonqualified Stock Option Agreement.
-------------------------------------------------------------------------------------------------------------------


+ Compensation plan, benefit plan or employment contract or arrangement.