Form 10QSB/A
period 2001-03-31
NPC HOLDINGS INC
filed 2001-06-04
CIK 216810

The following items were the subject of a
                                            Form 12b-25 and are included herein:
                       Part I, Items 1 and 2.  Part II, Item 6 has been expanded


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                  FORM 10-QSB/A

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

As of April 16, 2001, there were 16,838,397 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO      X
     ----------       ------------

                            REGENT ENERGY CORPORATION

                                 March 31, 2001

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------

         Item 1.  Financial Statements  .................................................................... 1
         ------


         Item 2.  Management's Discussion and Analysis and Plan of Operation ............................... 1
         ------


         Item 3.  Quantitative and Qualitative Disclosure of Market Risk ................................... 1
         ------

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.......................................................... 2
         ------

SIGNATURES.................................................................................................. 3
INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            REGENT ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                    2001             2000
                                                                                (Unaudited)
                                                                                 -----------      -----------

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                                     $    75,544      $    45,075
  Accounts receivable:
         Trade - production                                                         361,094          988,680
         Amounts due from investors                                               1,890,575        1,695,460
         Officer and stockholder                                                    104,328           36,650
         Other                                                                      180,000           50,410
  Other current assets                                                              333,751          300,374
                                                                                 ----------      -----------
              Total current assets                                                2,945,292        3,116,649
PROPERTY AND EQUIPMENT, (full cost method for oil and gas properties), net of accumulated depletion, depreciation and amortization of $965,622
and $517,205 in 2001 and 2000                                                    16,165,134       16,476,774
UNREALIZED GAI ON DERIVATIVE INSTRUMENTS                                            168,332                -
OTHER ASSETS                                                                        478,781          255,274
                                                                                 ----------      -----------
              Total assets                                                      $19,757,539      $19,848,697
                                                                                ===========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                                                 $   196,393      $    287,521
  Current portion of long-term debt                                               6,433,637         6,855,145
  Accounts payable:
         Trade                                                                    1,713,241         1,575,348
         Related parties and investors                                              517,500           647,700
         Accrued liabilities                                                        223,581           658,146
  Royalties and revenues payable                                                     97,694           196,405
                                                                                -----------      ------------
         Total current liabilities                                                9,182,046        10,220,265
LONG-TERM DEBT, less current portion                                              2,853,270         3,237,214
GAS IMBALANCE LIABILITY                                                           1,344,069         1,523,356
UNREALIZED LOSS ON DERIVATIVE INSTRUMENTS                                           216,727                 -
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
         no shares issued and outstanding                                                 -                 -
Common stock, $0.001 par value; 100,000,000 shares authorized;
         15,248,854 and 14,288,543 shares issued and outstanding at
         2001 and 2000                                                               15,249            14,289
  Additional paid-in capital                                                     15,689,091        14,423,099
  Accumulated deficit                                                            (9,542,913)       (9,569,526)
                                                                                -----------      ------------
              Total stockholders' equity                                          6,161,427         4,867,862
                                                                                -----------      ------------
              Total liabilities and stockholders' equity                        $19,757,539       $19,848,697
                                                                                ===========      ============

              See accompanying notes to these financial statements.

                            REGENT ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              2001                 2000
                                                                                   (Unaudited)
                                                                          -------------------------------
OIL AND GAS REVENUES                                                      $1,831,216           $  221,519

COST AND EXPENSES:
         Lease Operating expenses                                            652,260              207,847
         Severance taxes                                                      21,610               13,132
         Depletion, depreciation and amortization                            448,417               45,609
         General and administrative                                          402,205              637,795
                                                                          ----------           ----------
              Total cost and expenses                                      1,524,492              904,383
                                                                          ----------           ----------

INCOME (LOSS) FROM OPERATIONS                                                306,724             (682,664)

OTHER INCOME (EXPENSE):
      Interest expense                                                      (259,791)             (34,775)
      Unrealized loss on derivative instrument                              (162,966)                   -
          Other                                                               28,075               24,821
                                                                          ----------           ----------
              Total other income (expense)                                  (394,682)              (9,954)
                                                                          ----------           ----------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           (87,958)            (692,818)
      Cumulative effect of accounting change                                 114,571                    -

NET INCOME (LOSS)                                                         $   26,613           $ (692,818)
                                                                          ==========           ==========
PRIMARY EARNINGS PER SHARE:
      Income before cumulative effect of accounting change                $   (0.006)          $   (0.070)
      Cumulative effect of accounting change                              $    0.008                    -
              Net income                                                  $    0.002           $   (0.070)

DILUTED EARNINGS PER SHARE:
      Income before cumulative effect of accounting change                $   (0.005)          $   (0.068)
      Cumulative effect of accounting change                              $    0.007                    -
              Net income                                                  $    0.002           $   (0.068)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Primary                                                             14,836,871            9,946,662
                                                                          ==========           ==========
      Fully diluted                                                       16,883,715           10,173,307
                                                                          ==========           ==========

              See accompanying notes to these financial statements.

                            REGENT ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                        2001               2000
                                                                                      --------------------------
                                                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                    26,613          (692,818)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion and amortization                                         448,417            45,609
      Gas imbalance make-up                                                           (179,287)                -
      Stock-based compensation and financing costs                                      42,705                 -
      Loss from derivative instruments                                                  48,395                 -
      Changes in assets and liabilities:
         (Increase) decrease in:
            Trade receivables and amounts due from investors                           235,203           304,336
            Other current assets                                                       (33,377)            3,766
         Increase (decrease) in:
            Accounts payable - trade                                                     7,693          (239,559)
            Other current liabilities                                                 (533,275)         (185,947)
      Other, net                                                                      (233,508)         (108,557)
                                                                                      --------          --------
            Net cash provided by (used in) operating activities                        160,421          (873,170)

  CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                                                (136,777)         (840,161)
   Other                                                                                     -            25,000
                                                                                      --------          --------
            Net cash (used in) investing activities                                   (136,777)         (815,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes payable                                                    -         1,590,847
   Repayments of short-term notes payable                                              (91,128)         (510,044)
   Proceeds from long-term debt                                                              -                 -
   Repayments of long-term debt                                                       (805,452)                -
   Redemption of common stock                                                                -          (150,000)
   Proceeds from exercise of warrants                                                  161,563                 -
   Proceeds from sale of common stock                                                1,062,684           652,519
                                                                                     ---------          --------
            Net cash provided by financing activities                                  327,667         1,583,322

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $  30,469          (105,009)
 CASH AND CASH EQUIVALENTs, beginning of period                                      $  45,075           241,573
 CASH AND CASH EQUIVALENTS, end of period                                            $  75,544           136,564


              See accompanying notes to these financial statements.

                            REGENT ENERGY CORPORATION

                          NOTES TO FINANCIAL STATEMENT

                            REGENT ENERGY CORPORATION

                          NOTES TO FINANCIAL STATEMENT

1.       LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         PROCEDURES

     The condensed financial statements of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000 included herein have been prepared by Regent Energy Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Regent believes that the disclosures are adequate to make the information presented not misleading. In Regent's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

     The Company adopted FASB 133 entitled "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. As of January 1, 2001, the Company had both oil and gas swap contracts that had a net fair value of $114,571. This gain was reflected as a change in accounting principle in the accompanying financial statements. The Company has not fulfilled the documentation requirements of FASB 133 to designate these contracts as hedging activities. As a result, the change in the fair value of these contracts of $162,966 during the first quarter was charged to income.

     These financial statements and notes thereto should be read in conjunction with the Company's report on Form 8-K/A financial statements for the year ended December 31, 2000.

2.       LONG-TERM DEBT

     The following is a summary of long-term debt at March 31, 2001 and December 31, 2000:

                                                                              2001                2000
                                                                        ----------------    ----------------

            $6,000,000 note payable to bank generally due in               5,125,000           5,830,000
                 monthly payments of $175,000 plus interest at the
                 prime rate plus 1% (9.5% at March 31, 2000)
                 through September 2003.

             $1,700,000 note payable to a financial institution due         1,605,858           1,700,000
                 in monthly installments of $58,893, including
                 interest at 14% through October 2003.

               $2,500,000 note payable to a company with interest at        2,500,000           2,500,000
                 18%.

               Various notes payable to acquire vehicle due in                 43,647              47,131
                 monthly installments of $372 to $497 with interest
                 rates ranging from 3.9% to 6.9%; collateralized by
                 vehicles.

               Unsecured installment note payable to a stockholder             12,402              15,228
                 due in 45 monthly installments of $946, including
                 interest at 9%.

                                                                            9,286,907          10,092,359

               Less current portion                                        (6,433,637)         (6,855,145)

                                                                           $2,853,270          $3,237,214
                                                                        ================    ================

     The $6,000,000 note payable to a bank is collateralized by oil and gas properties with a borrowing base of $6,000,000 on the date the loan was funded. The borrowing base is reduced by $175,000 each month and is generally subject to redetermination semi-annually. At March 31, 2001 the borrowing base was $5,125,000. If at any time the outstanding balance of the note exceeds the borrowing base, the Company must either pay down the note to the amount of the borrowing base and/or provide additional collateral. In addition to interest on the note, the Company pays a facility fee on a quarterly basis equal to 1/2% of the unused commitment under the agreement, which as of March 31, 2001 was zero. The note agreement includes various covenants, the most significant of which are to maintain a ratio of current assets to current liabilities, excluding current maturities of long-term debt, of not less than 1.0 to 1.0 and to maintain a debt coverage ratio, as defined, of not less than 1.0 to 1.0. The Company was in violation of these covenants at December 31, 2000. This violation gives the bank the right to accelerate the full amount due under the note. Therefore, all amounts due this bank are included in current liabilities.

     The $1,700,000 note to a financial institution is subordinate to the $6,000,000 bank note and is collateralized by an assignment of proceeds from the sale of oil and gas from certain oil and gas properties. The note agreement includes various covenants, the most significant of which require the Company to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0 and a debt coverage ratio where EBITDA to interest will not be less than
1.1 to 1.0. The Company was in violation of the debt coverage covenant at December 31, 2000. The Company received a waiver of such violation through December 31, 2001.

     The $2.5 million demand note to a company was renegotiated in March 2001 to provide for interest only payments through April 30, 2001 computed based on a rate of 18% for January 2001, and 12% from February 1, 2001 through April 30, 2001. Under the terms of the note, the interest rate reverted to 18% as of May 1, 2001, and as provided under the terms of the note, the Company is repaying the note in 35 monthly installments of $70,000 plus interest with a final installment of the remaining balance due in the 36th month. This note is subordinate to the $6,000,000 note to the bank, is partially collateralized by oil and gas properties, and is guaranteed by the Company's president. Under the terms of an agreement with this lender, this lender is entitled to an assignment of 10% of the Company's net cash flows/property, after deduction for debt and interest payments, on related debt, of any oil and gas properties the Company may acquire from January 4, 2000 through December 31, 2002 from certain companies. As of December 31, 2000, one property has been acquired to which the 10% provision applies. Payments under this provision were minor in the first quarter 2001.

         Maturities of long-term debt are as follows:



                      Years ending December 31,
                           2001                                  $2,532,666
                           2002                                   3,526,941
                           2003                                   2,954,904
                           2004                                     267,200
                           2005                                       5,196
                                                                 ----------
                                                                 $9,286,907

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The first quarter of 2001 brought many changes for Regent Energy Corporation ("Regent" or the "Company"). On March 9, shareholders approved a transaction with NPC Holdings in which each share of Vulcan Minerals & Energy common stock became the right to approximately three shares of NPC Holdings, which had changed its name on this same day to Regent Energy Corporation. As a result of this transaction, Vulcan became a wholly-owned subsidiary of NPC (now Regent), a publicly traded company. Our stock is now traded on the OTC bulletin board under the symbol RGEY. This is also the first quarter that we show operational results from the recently acquired offshore properties. Revenues, expenses, cash flow and production are all dramatically impacted by these properties.

     In June 1999 we purchased the Horseshoe Gallup Unit and the Northeast Hogback Field (the New Mexico properties) for $1.2 million. We subsequently sold 58.5% of the interest to other parties. These fields consist of 26,000 acres in the Four Corners Area of San Juan County, New Mexico. Since the time these properties were acquired, production has increased to approximately 250 bopd of oil from 106 wells up from only 50 bopd oil from 11 wells. The Company is the operator of these properties.

     During March 2001, the Company made a formal offer to buy back the 58.5% working interests discussed above. The terms are generally that the Company will reduce the amount offered on the working interests by the amount of the notes receivable from each owner and the amount of the outstanding accounts receivable for lease operating expense. The balance would be paid in cash. As of May 31, 2001, investors holding almost all of these working interests have signed a term sheet indicating their intention to sell their interests to the Company.

     On November 14, 2000, the Company acquired interests in certain producing properties in the Gulf of Mexico from Marathon Oil Company, (the "Marathon acquisition") for $11,528,000. The Marathon acquisition included property interests in West Delta Blocks 79, 80, 85 and 86 and Vermilion Blocks 314 and 331 offshore Louisiana. When purchased, the Company assumed a gas imbalance liability of $1,523,356. As of March 31, 2001, this liability was reduced by $179,289 due to make-up by under-produced parties. The gas balancing agreement allows for under-produced parties to take no more than 38% of the overproduced party's share in any one month in order to achieve a balanced position. These properties are subject to an assignment of 10% of the Company's cash flow/property after deduction for debt and interest payments to Parawon Corporation and a portion of the production is committed to certain swap agreements as discussed below. Amerada Hess is the operator of these properties.

     Our plan is to grow the Company aggressively through the acquisition of oil and gas properties with proved reserves. We are currently evaluating and/or negotiating several such opportunities which would have a significant impact on the Company if consummated. We are also accelerating the development of our proved non-producing reserves which will result in increased cash flow and the reclassification of reserves to the proved developed producing category.

     Since engaging in this strategy, five inactive wells have been restored to production at West Delta 79 (Marathon acquisition). The Company's net production increase at the field was 221 Mcf per day and 19 Bbls per day as a result of this initial workover program at a net cost to the Company of $85,000. Three recent workovers in the New Mexico properties have resulted in an estimated 30 Bbls per day net production increase at a total cost of $87,000. Thus, 86 Boe per day net of production, and 11% production increase, was converted to the proved producing category during the second quarter. The Company plans to complete two of these type workovers per month at New Mexico properties and one per month on the Marathon acquisition properties. Additionally, in the fourth quarter, the Company intends to initiate a developmental drilling program on New Mexico properties. Our current year budget includes $2,200,000 for capital expenditures on these projects. We expect to spend $1,600,000 on drilling and completion work on the New Mexico properties with the remainder designated for Marathon acquisition projects.

     The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and average expenses for the Company's oil and natural gas operations for the periods shown:

                                                                                     For the Three Months
                                                                                         Ended March 31,
                                                                                       2001            2000
                                                                                     -----------------------

FINANCIAL DATA (IN THOUSANDS):
Revenues:
   Oil and condensate                                                             $1,094,814      $  221,519
   Natural gas                                                                       736,402               -
                                                                                  ----------      ----------
Total revenues                                                                    $1,831,216      $  221,519

Net cash provided by operating activities                                           (160,421)       (873,170)
Net cash provided (used) in investing activities                                    (136,777)       (815,161)
Net cash provided by financing activities                                         $  327,667      $1,583,322

NON-GAAP FINANCIAL DATA (IN THOUSANDS):
Cash flow from operations before changes in working capital

   EBITDA (1)                                                                     $  646,631       ($612,434)

AVERAGE DAILY PRODUCTION VOLUMES:
   Oil and condensate (Bbls/day)                                                         451              85
   Natural gas (Mcf/day)                                                               1,788               -
   Total (Boe/day)                                                                       749              85

PRODUCTION VOLUMES:
   Oil and condensate (MBbls)                                                         40,583           7,644
   Natural gas (Mcf)                                                                 160,930               -
   Total Boe                                                                          67,405           7,644

AVERAGE REALIZED PRICES: (2)
   Oil and condensate (per Bbl)                                                   $    26.98        $  28.98
   Natural gas (per Mcf)                                                                4.58               -

EXPENSES (PER BOE):
   Lease operating                                                                $     9.68        $  27.19
   Production and severance taxes                                                        .32            1.72
   Depreciation, depletion and amortization                                             6.65            5.97
   General and administrative                                                           5.18          104.57

(1) EBITDA represents earnings before stock compensation expense, unrealized gain or losses on derivative instruments, gas imbalance make-up revenues, interest expense, income taxes, depreciation, depletion and amortization. The Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidy. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies.

(2) Reflects the actual realized prices received by the Company, including the results of the Company's commodity swap agreements.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     All significant increases in revenue, production volumes, lease operating expenses and DD&A as discussed below are a result of the addition of the Marathon properties.

     Oil and natural gas revenues increased from $.2 million in the first quarter of 2000 to $ 1.8 million in first quarter of 2001, an increase of $ 1.6 million, or 800%. Production volumes for oil and condensate increased from 7,644 Bbls in the first quarter of 2000 to 40,583 Bbls in the first quarter of 2001, an increase of 32,939 Bbls, or 431%. Production volumes for natural gas increased from zero in the first quarter of 2000 to 160,930 Mcf in the first quarter of 2001. The increase in total production increased revenues by $1.6 million. This increase was partially offset by a 7% decrease in the average realized price received for the Company's oil and condensate.

     The Company realized an average oil price of $27.15 per Bbl and an average gas price of $5.87 per Mcf during the first quarter of 2001. Net of commodity swap results, the Company realized average prices of $26.98 per Bbl and $4.58 per Mcf. For the first quarter of 2000, the Company realized an average oil price of $29.14 per Bbl, and had no natural gas production that period.

     Lease operating expenses increased from $207,800 in the first quarter of 2000 to $652,260 in the first quarter of 2001, an increase of $444,413, or 214%. On a per Boe basis, lease operating expenses decreased from $27.18 in the first quarter of 2000 to $9.68 in the first quarter of 2001, a decrease of $17.50, or 64%. Lease operating expenses in the first quarter 2000 were 94% of revenues, due to the necessity of restoring the recently purchased Horseshoe Gallup and NE Hogback fields to a proper working condition.

     Depreciation, depletion and amortization ("DD&A") expense increased from $45,609 in the first quarter of 2000 to $448,417 in the first quarter of 2001, an increase of $402,808, or 883%. This was the result of higher oil and gas production volumes.

     General and administrative expenses for the first quarter 2001 were $402,206 as compared to $637,795 for the first quarter 2000, a decrease of $235,589 or 37%. This decrease was primarily due to legal and consulting costs attributable to the debt offerings that occurred during the first quarter of 2000.

     Net income was $26,612 in the first quarter 2001 as opposed to a loss of $692,818 in the first quarter of 2000 as a result of the factors described above. Included in net income for 2001 is the impact of the Company's adoption of FASB 133 on January 1, 2001.

MARKET RISK MANAGEMENT

     Regent has entered into two separate swap agreements to limit its exposure to fluctuations in commodity prices. The natural gas swap agreement is for 30,000 mbtu per month at a price of $4.775/mbtu for 2001, 20,000 mbtu per month at a price of $4.11/mbtu for 2002. The oil swap agreement is for 10,500 barrels per month at a price of $28.50/bbl for 2001, 9,500 barrels per month at a price of $24.30 for 2002 and 6,000 barrels per day at a price of $22.29 for 2003. The agreements account for 68% and 78% of production volumes for gas and oil respectively for the first quarter 2001.

     During the first quarter of 2001 the Company paid approximately $208,390 on its natural gas swap contract and $7,092 on its oil swap contract. Based on futures market prices at March 31, 2001, the Company would expect to pay approximately $216,727 on the gas swap contract and receive approximately $168,332 on the oil swap contract during the remainder of the contracts.

CAPITAL RESOURCES AND LIQUIDITY

     In connection with our acquisition of the Marathon properties, in November 2000, we entered into a loan agreement with Bank One to provide us with a secured reducing revolving credit facility of up to $25 million, subject to borrowing base availability, for the acquisition and development of oil and gas properties. The loan is secured by a mortgage on the properties acquired in the Marathon acquisition and bears interest at the lender's prime rate of interest plus 1.0%. We initially borrowed $6 million under the credit facility to close our acquisition of the Marathon properties, however, such amount has been amortized under the terms of the note at $175,000 per month with $5.1 million outstanding at March 31, 2001. The initial borrowing base was $6.0 million and under the terms of the agreement, has been reduced by $175,000 per month. There is no additional borrowing base available at this time. At December 31, 2000 and March 31, 2001, the Company was not in compliance with the current ratio or the debt coverage ratio as defined in the credit agreement. The Company did not receive a waiver of these covenants. We are, however, current on our loan payments.

     In connection with the acquisition of the Marathon Properties, we entered into a loan agreement with Equiva Trading Company under which we borrowed $1.7 million for a three-year term at 14% interest per annum. As security for this loan we assigned to Equiva payments from Giant Refining Company for our production from the Horseshoe Gallup and NE Hogback Unit. Equiva will remit to us the amount due from Giant after deducting monthly principal and interest of $58,893 plus ten cents per net revenue interest barrel.

     The Company renegotiated a $2.5 million demand note with Parawon Corporation in March 2001 to provide for interest only payments through April 30, 2001, at a rate of 18% for January 2001 and 12% from February 1, 2001 through April 30, 2001. As set forth in the note, because the note was not repaid by May 1, 2001, the interest rate reverted to 18% and the Company must pay the note in 35 monthly installments of $70,000 plus interest with a final installment of the remaining balance of $50,000 in the 36th month. The note is subordinate to the $6,000,000 note to Bank One, is partially collateralized by the New Mexico properties, and is guaranteed by the Company's president.

     The Company executed a promissory note effective March 1, 2001, in the original principal amount of $800,000, payable in full on or before August 28, 2001 at an interest rate of 6% annually with monthly interest payments to begin April 2, 2001. The note is for the benefit of Generation Capital Associates ("GCA"), and is personnally guaranteed by John Ehrman. In conjunction with the promissory note, the Company entered into collateral agreements which provide for the following: (a) replacement of this note with convertible notes to be issued to accredited investors in the same aggregate amount, (b) the issuance of warrants for 360,000 shares as follows:(i) warrants for 200,000 shares to the note holder(s), (ii) warrants for 80,000 shares to Bathgate McColley Capital Group, LLC, the placement agent by GCA, (iii) warrants for 80,000 shares to GCA for document preparation fees, (c) registration rights as to the warrants, the convertible notes and the shares of common stock underlying the warrants and convertible notes. The strike price of the warrants and the conversion price of the notes is $1.50 per share (subject to reduction if the registration statement, which has not yet been filed, is not filed by April 30, 2001). The issuance of the warrants will give rise to a material charge to interest over the term of the loan. The agreement provides that if the orginal promissory note is not replaced by convertible notes by March 31, 2001 (which replacement has not yet occurred) a 10% net profits interest in the properties that the Company acquired from Marathon Oil Company ("NPI") is payable to GCA monthly from March 1, 2001 until the original promissory note is replaced by the $800,000 convertible notes or repaid. GCA has indicated its willingness to waive (a) this 10% NPI if the convertible notes are placed by June 15, 2001, and (b) some portion of the penalty for late filing of the registration statement, although there is no formal documentation of either waiver at this time. The Company is currently negotiating with GCA regarding the replacement of the $800,000 promissory note with the convertible notes and the issuance of the warrants.

     The Company will need to spend approximately $1,089,500 during the second quarter for principal payments of $842,000 and interest payments of approximately $247,500 under currently existing debt. To date during the second quarter, in addition to using cash flow from operations, the Company has been using private convertible debt financing secured during the quarter (discussed above) to make these payments. We estimate that in addition to funds needed for capital expenditures on our properties (budgeted at $223,000 for the second quarter and $746,000 for the third quarter), we will need approximately $1,159,500 to pay $912,000 of principal and approximately $247,500 of interest during the third quarter. We are actively pursuing our options to raise additional capital through debt and/or equity to cover these payments. We are in advanced negotiations with certain accredited investors with respect to a private placements of equity, debt or a combination of both, although no such arrangments have been finalized. We believe we will be successful in raising the required capital and expect to have funds sufficient to cover our budgeted capital expenditures through the third quarter in place by the end of the second quarter of 2001. In addition, we are exploring the replacement of our Bank One note in the original principal amount of $6 million and the $2.5 million Parawon note described above with equity or convertible debt in the next several months.

     In April 2001, the Company issued $2,000,000 of convertible notes (convertible to Regent common stock) due in 24 months at 6% per annum to foreign investors. The note must be prepaid if the Company raises at least $5 million aggregate gross proceeds from private or public equity offerings before the note has been paid or converted to common stock. The debt is convertible at $3.00 per share, however the Company may force conversion at $3.00 when and if the Company's common stock price averages $5.00 or more for more than sixty days. Additionally, 220,000 warrants exercisable at $1.00 per share until April 5, 2004 were issued in connection with the notes. All of these warrants have been exercised. The issuance of these warrants will give rise to a material charge to interest expense in the second quarter of 2001. The amount of such charge has not been determined at this date.

INTEREST EXPENSE

     Interest expense for the first quarter 2001 was $259,791 compared to $34,775 for the first quarter 2000. This increase of $225,016 is due primarily to financing activities related to borrowings for the Marathon acquisition. Interest paid in the first quarter of 2001 was paid as follows: Bank One $130,961; Equiva Trading Company $52,604; Parawon Corporation $71,712; other $4,514. The interest paid in 2000 was primarily due to a previous loan from Parawon.

EBITDA

     EBITDA increased significantly from ($612,434) in the first quarter 2000 to $646,631 in the first quarter 2001. The increase of $1,259,065 enables the Company to better meet its requirements for working capital. Improvements in production in the NE Hogback and HGU Fields coupled with the addition of the Marathon acquisition properties increased EBITDA for the Company.

FORWARD LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as plan, estimate, budgeted, expect, predict, anticipate, projected, should, assume, believe or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: requirements for capital, fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

2.1               Agreement and Plan of Reorganization between NPC Holdings, Inc. and Vulcan Minerals & Energy, Inc.
                    dated February 26, 2001.
3.1-a*            Articles of Incorporation of Regent Energy Corporation (formerly NPC Holdings, Inc.) (the "Company")
3.1-b*            Articles of Merger of The New Paraho Corporation into NPC Holdings, Inc.
3.1-c*            Articles of Amendment to the Articles of Incorporation of the Company filed March 8, 2001, changing the name of NPC Holdings, Inc. to Regent Energy Corporation
3.2*              Bylaws of the Company
4*                Registration Rights Agreement of the Company dated February 26, 2001
4.1               Warrant Agreement by and among Regent Energy Corporation and David A. Rapaport dated as of
                     March 1, 2001
10.1*             Credit Agreement between Vulcan Minerals  & Energy, Inc. (formerly Playa Minerals & Energy,
                     Inc.) ("Vulcan") and Bank One, Texas, National Association dated November 14, 2000
10.2*             Promissory Note of Vulcan payable to Bank One, Texas, National Association in the principal amount of $25,000,000 dated December 18, 2000
10.3*             Promissory Note of Vulcan payable to Parawon Corporation in the original principal amount of
                     $2,500,000 dated April 4, 2000
10.4*             Subordination Agreement of Parawon Corporation dated November 14, 2000
10.5*             Subordination Agreement by and among Parawon Corporation, Vulcan and Bank One, Texas, National
                     Association dated November 14, 2000
10.6+*            Amended Employment Agreement between Vulcan and John N. Ehrman dated as of June 1, 2000
10.7+*            Form of Nonqualified Stock Option Agreement
10.8+             Consulting Agreement between Vulcan and Kent Lovelace dated as of August 1, 1999
10.9+             Form of Incentive Stock Option Agreement
10.10+            Vulcan 1997 Stock Option Plan
10.11             Renewal Promissory Note of vulcan payable to Parawon Corporation in the original principal amount of $2,500,000, dated December 12, 2000, renewing that certain Promissory Note, dated April 4,2000, to Parawon Corporation
10.12             Financing Terms Agreement between the Company and Generation Capital Associates dated as of
                     March 1, 2001
10.13             Escrow Agreement between the Company, Generation Capital Associates and John N. Ehrman and
                     David A. Rapaport dated as of March 1, 2001
10.14             Collateral Letter Agreement between Vulcan, John N. Ehrman and David Rapaport dated March 1, 2001
10.15             Promissory Note of Vulcan, dated March 1, 2001 payable to David Rapaport in the principal amount of $800,000
10.16             Credit Agreement dated November 14, 2000, between Vulcan and Equiva Trading Company
10.17             Promissory Note of Vulcan, dated November 14, 2001, payable to Equiva Trading Company in the principal amount of $1,700,000
10.18             Promissory Note of the Company, dated April 5, 2001, in favor of Harry Newton as attorney-in-fact for a foreign investor, in the principal amount of $2,000,000

------------------------
+        Compensation plan, benefit plan or employment contract or arrangement.
*        Previously filed.


REPORTS ON FORM 8-K

1. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 14, 2001, reporting a change of control resulting from the exchange of shares pursuant to the Agreement and Plan of Reorganization

2. The Company filed an amendment to the Current Report on Form 8-K with the Securities and Exchange Commission on May 1, 2001, reporting the acquisition of the assets of Vulcan which is deemed to have occurred as a result of the exchange of shares pursuant to the Agreement and Plan of Reorganization

3. The Company filed a second amendment to the Current Report on Form 8-K on May 11, 2001, reporting a change of accountants.

4. The Company filed a third amendment to the Current Report on Form 8-K on the date hereof, reporting financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REGENT ENERGY CORPORATION
                                  (Registrant)



Date:    June 1, 2001             By: /s/ John N. Ehrman
                                      ------------------------------------------
                                      John N. Ehrman
                                      President and Chief Executive Officer

                                INDEX TO EXHIBITS


2.1               Agreement and Plan of Reorganization between NPC Holdings, Inc. and Vulcan Minerals & Energy, Inc.
                    dated February 26, 2001.
4.1               Warrant Agreement by and among Regent Energy Corporation and David A. Rapaport dated as of
                     March 1, 2001
10.2              Promissory Note of Vulcan payable to Bank One, Texas, National Association in the principal amount of $25,000,000 dated December 18, 2000
10.8+             Consulting Agreement between Vulcan and Kent Lovelace dated as of August 1, 1999
10.9+             Form of Incentive Stock Option Agreement
10.10+            Vulcan 1997 Stock Option Plan
10.11             Renewal Promissory Note of vulcan payable to Parawon Corporation in the original principal amount of $2,500,000, dated December 12, 2000, renewing that certain Promissory Note, dated April 4,2000, to Parawon Corporation
10.12             Financing Terms Agreement between the Company and Generation Capital Associates dated as of
                     March 1, 2001
10.13             Escrow Agreement between the Company, Generation Capital Associates and John N. Ehrman and
                     David A. Rapaport dated as of March 1, 2001
10.14             Collateral Letter Agreement between Vulcan, John N. Ehrman and David Rapaport dated March 1, 2001
10.15             Promissory Note of Vulcan, dated March 1, 2001 payable to David Rapaport in the principal amount of $800,000
10.16             Credit Agreement dated November 14, 2000, between Vulcan and Equiva Trading Company
10.17             Promissory Note of Vulcan, dated November 14, 2001, payable to Equiva Trading Company in the principal amount of $1,700,000
10.18             Promissory Note of the Company, dated April 5, 2001, in favor of Harry Newton as attorney-in-fact for a foreign investor, in the principal amount of $2,000,000

+ Compensation plan, benefit plan or employment contract or arrangement.