Form 10QSB/A
period 2001-03-31
NPC HOLDINGS INC
filed 2001-06-05
CIK 216810

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

                            REGENT ENERGY CORPORATION

                                 March 31, 2001

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------

         Item 1.  Financial Statements  ..................................................................   1
         ------


         Item 2.  Management's Discussion and Analysis and Plan of Operation .............................   6
         ------


PART II. OTHER INFORMATION  ..............................................................................  11

SIGNATURES  ..............................................................................................  12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            REGENT ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                    2001             2000
                                                                                (Unaudited)
                                                                                 -----------      -----------

                                     ASSETS
                                     ------


CURRENT ASSETS:
  Cash and cash equivalents                                                     $    75,544      $    45,075
  Accounts receivable:
         Trade - production                                                         361,094          988,680
         Amounts due from working interest owners                                 1,890,575        1,695,460
         Officers and stockholder                                                   104,328           36,650
         Other                                                                      180,000           50,410
  Other current assets                                                              333,751          300,374
                                                                                 ----------      -----------
              Total current assets                                                2,945,292        3,116,649
PROPERTY AND EQUIPMENT, (full cost method for oil and gas properties), net of accumulated depletion, depreciation and amortization of $965,622
and $517,205 in 2001 and 2000                                                    16,165,134       16,476,774
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS                                           168,332                -
OTHER ASSETS                                                                        478,781          255,274
                                                                                 ----------      -----------
              Total assets                                                      $19,757,539      $19,848,697
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

                            REGENT ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                        2001               2000
                                                                                      --------------------------
                                                                                              (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                    26,613          (692,818)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion and amortization                                         448,417            45,609
      Gas imbalance make-up                                                           (179,287)                -
      Stock-based compensation and financing costs                                      42,705                 -
      Gain from derivative instruments                                                  48,395                 -
      Changes in assets and liabilities:
         (Increase) decrease in:
            Trade receivables and amounts due from investors                           235,203           304,336
            Other current assets                                                       (33,377)            3,766
         Increase (decrease) in:
            Accounts payable - trade                                                     7,693          (239,559)
            Other current liabilities                                                 (533,275)         (185,947)
      Other, net                                                                      (223,508)         (108,557)
                                                                                      --------          --------
            Net cash provided by (used in) operating activities                       (160,421)         (873,170)


  CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                                                (136,777)         (840,161)
   Other                                                                                     -            25,000
                                                                                      --------          --------
            Net cash (used in) investing activities                                   (136,777)         (815,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes payable                                                    -         1,590,847
   Repayments of short-term notes payable                                              (91,128)         (510,044)
   Proceeds from long-term debt                                                              -                 -
   Repayments of long-term debt                                                       (805,452)                -
   Redemption of common stock                                                                -          (150,000)
   Proceeds from exercise of warrants                                                  161,563                 -
   Proceeds from sale of common stock                                                1,062,684           652,519
                                                                                     ---------          --------
            Net cash provided by financing activities                                  327,667         1,583,322

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $  30,469          (105,009)
 CASH AND CASH EQUIVALENTs, beginning of period                                      $  45,075           241,573
 CASH AND CASH EQUIVALENTS, end of period                                            $  75,544           136,564


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

2.       LONG-TERM DEBT

     The following is a summary of long-term debt at March 31, 2001 and December 31, 2000:

                                                                              2001                2000
                                                                        ----------------    ----------------

            $6,000,000 note payable to bank generally due in               5,125,000           5,830,000
                 monthly payments of $175,000 plus interest at
                 Bank One's prime rate plus 1% (9.5% at March 31, 2001)
                 through September 2003.

             $1,700,000 note payable to a financial institution due         1,605,858           1,700,000
                 in monthly installments of $58,893, including
                 interest at 14% through October 2003.

               $2,500,000 note payable to a company due in monthly          2,500,000           2,500,000
                 payments of $70,000 with interest at 18%

               Various notes payable to acquire vehicle due in                 43,647              47,131
                 monthly installments of $372 to $497 with interest
                 rates ranging from 3.9% to 6.9%; collateralized by
                 vehicles.

               Unsecured installment note payable to a stockholder             12,402              15,228
                 due in 45 monthly installments of $946, including      ================    ===============
                 interest at 9% with a final maturity date of
                 April 1, 2002

                                                                            9,286,907          10,092,359

               Less current portion                                        (6,433,637)         (6,855,145)

                                                                           $2,853,270          $3,237,214
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

     The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and average expenses for the Company's oil and natural gas operations for the periods shown:

                                                                                     For the Three Months
                                                                                         Ended March 31,
                                                                                       2001            2000
                                                                                     -----------------------

FINANCIAL DATA (IN THOUSANDS):
Revenues:
   Oil and condensate                                                             $1,094,814      $  221,519
   Natural gas                                                                       736,402               -
                                                                                  ----------      ----------
Total revenues                                                                    $1,831,216      $  221,519

Net cash provided by operating activities                                           (160,421)       (873,170)
Net cash provided (used) in investing activities                                    (136,777)       (815,161)
Net cash provided by financing activities                                         $  327,667      $1,583,322


NON-GAAP FINANCIAL DATA


   EBITDA (1)                                                                     $  646,631       ($612,434)

AVERAGE DAILY PRODUCTION VOLUMES:
   Oil and condensate (Bbls/day)                                                         451              85
   Natural gas (Mcf/day)                                                               1,788               -
   Total (Boe/day)                                                                       749              85

PRODUCTION VOLUMES:
   Oil and condensate (MBbls)                                                         40,583           7,644
   Natural gas (Mcf)                                                                 160,930               -
   Total Boe                                                                          67,405           7,644

AVERAGE REALIZED PRICES: (2)
   Oil and condensate (per Bbl)                                                   $    26.98        $  28.98
   Natural gas (per Mcf)                                                                4.58               -

EXPENSES (PER BOE):

   Lease operating                                                                $     9.68        $  27.18
   Production and severance taxes                                                        .32            1.72
   Depreciation, depletion and amortization                                             6.65            5.97
   General and administrative                                                           5.97          104.57

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

Items 1 through 6 previously reported

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REGENT ENERGY CORPORATION
                                  (Registrant)



Date:    June 4, 2001             By: /s/ John N. Ehrman
                                      ------------------------------------------
                                      John N. Ehrman
                                      President and Chief Executive Officer