Form 10QSB/A
period 2001-03-31
REGENT ENERGY CORP
filed 2001-06-06
CIK 216810

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

CAPITAL RESOURCES AND LIQUIDITY

     In connection with our acquisition of the Marathon properties, in November 2000, we entered into a loan agreement with Bank One to provide us with a secured reducing revolving credit facility of up to $25 million, subject to borrowing base availability, for the acquisition and development of oil and gas properties. The loan is secured by a mortgage on the properties acquired in the Marathon acquisition and bears interest at the lender's prime rate of interest plus 1.0%. We initially borrowed $6 million under the credit facility to close our acquisition of the Marathon properties, however, such amount has been amortized under the terms of the note at $175,000 per month with $5.1 million outstanding at March 31, 2001. The initial borrowing base was $6.0 million and under the terms of the agreement, has been reduced by $175,000 per month. There is no additional borrowing base available at this time. At December 31, 2000, the Company was not in compliance with the current ratio or the debt coverage ratio as defined in the credit agreement. The Company did not receive a waiver of these covenants. As of March 31, however, the Company is in compliance with these covenants. In addition, the Company is, and consistently has been, current on its loan payments.

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

                                  REGENT ENERGY CORPORATION
                                  (Registrant)



Date:    June 6, 2001             By: /s/ John N. Ehrman
                                      ------------------------------------------
                                      John N. Ehrman
                                      President and Chief Executive Officer