Form 10QSB
period 2001-06-30
REGENT ENERGY CORP
filed 2001-08-16
CIK 216810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

                         For Quarter Ended June 30, 2001
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

As of July 31, 2001, there were 17,034,923 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

           Transitional Small Business Disclosure Format (check one)

                                 YES     NO  X
                                    ----    ----

                            REGENT ENERGY CORPORATION

                                  June 30, 2001

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheet .....................................................1
                           June 30, 2001 (Unaudited) and December 31, 2000
                  Condensed Consolidated Statement of Operations (Unaudited) ...............................2
                           Three Months and Six Months Ended June 30, 2001 and 2000
                  Condensed Consolidated Statement of Cash Flows (Unaudited)................................3
                           Six Months Ended June 30, 2001 and 2000
                  Notes to Condensed Consolidated Financial Statements......................................4

         Item 2.  Management's Discussion and Analysis and Plan of Operation ...............................7



PART II. OTHER INFORMATION 16

SIGNATURES..................................................................................................17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            REGENT ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                      June 30,          December 31,
                                                                                        2001                2000
                                                                                   ---------------     ---------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $     5,023        $     45,075
Accounts receivable:
     Trade - production                                                                   424,270             988,680
     Amounts due from working interest owners                                           2,407,389           1,695,460
     Officers and stockholders                                                             66,753              36,650
     Other                                                                                183,592              50,410
Other current assets                                                                      271,451             300,374
                                                                                   ---------------     ---------------
          Total current assets                                                          3,358,478           3,116,649
PROPERTY AND EQUIPMENT (full cost method for oil and gas
     properties), net of accumulated depletion, depreciation and
     amortization of $1,345,653 and $517,205 in 2001 and 2000                          16,618,333          16,476,774
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS                                                 426,764                   -
OTHER ASSETS                                                                              356,102             255,274
                                                                                   ---------------     ---------------
          Total assets                                                                $20,759,677        $ 19,848,697
                                                                                   ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                                         $    87,523        $    287,521
Current portion of long-term debt                                                       5,994,553           6,855,145
Accounts payable:
     Trade                                                                              1,452,392           1,575,348
     Related parties and investors                                                        517,500             647,700
     Accrued liabilities                                                                  753,698             658,146
Royalties and revenues payable                                                            405,158             196,405
                                                                                   ---------------     ---------------
          Total current liabilities                                                     9,210,824          10,220,265
LONG-TERM DEBT, less current portion                                                    2,744,376           3,237,214
CONVERTIBLE DEBT, net of discounts of $898,799                                          1,951,201                   -
GAS IMBALANCE LIABILITY                                                                 1,472,687           1,523,356
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized;
     16,833,923 and 14,288,543 shares issued and outstanding at
     2001 and 2000                                                                         16,834              14,289
Additional paid-in capital                                                             17,142,009          14,423,099
Accumulated deficit                                                                  (11,778,254)         (9,569,526)
                                                                                   ---------------     ---------------
          Total stockholders' equity                                                    5,380,589           4,867,862
                                                                                   ---------------     ---------------
          Total liabilities and stockholders' equity                                  $20,759,677        $ 19,848,697
                                                                                   ===============     ===============


         See accompanying notes to these condensed financial statements.

                            REGENT ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30                              JUNE 30
                                                     2001               2000              2001               2000
                                                 -------------- -- ---------------    -------------- --- --------------
                                                           (unaudited)                          (unaudited)
OIL AND GAS REVENUES                                $1,337,934          $ 183,867        $3,169,150         $  405,386

COST AND EXPENSES:
Lease operating expenses                               962,710            182,975         1,614,972            390,822
Severance taxes                                         13,698             17,007            35,308             30,139
Depletion, depreciation and amortization               380,031             44,664           828,448             90,273
General and administrative                           1,441,696            761,220         1,884,813          1,399,015
                                                 --------------    ---------------    --------------     --------------
     Total cost and expenses                         2,798,135          1,005,866         4,363,541          1,910,249

INCOME (LOSS) FROM OPERATIONS                       (1,460,201)          (821,999)       (1,194,391)        (1,504,863)

OTHER INCOME (EXPENSE):
Interest Income
                                                           526                  -             1,302                  -
Interest expense and financing costs, of            (1,269,028)          (112,063)       (1,487,908)          (146,838)
  which $423,418 is non-cash in the second
  quarter
Unrealized gain on derivative instrument               475,159                  -           312,193                  -
Other                                                   18,203             30,500            45,505             55,323
                                                 --------------    ---------------    --------------     --------------
          Total other income (expense)                (775,140)           (81,563)       (1,128,908)           (91,515)

LOSS BEFORE CUMULATIVE
   EFFECT OF  ACCOUNTING CHANGE                     (2,235,341)          (903,562)       (2,323,299)        (1,596,378)
Cumulative effect of accounting change                       -                  -           114,571                  -
                                                 --------------    ---------------    --------------     --------------

NET LOSS                                           $(2,235,341)        $ (903,562)      $(2,208,728)       $(1,596,378)
                                                 ==============    ===============    ==============     ==============

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE:
Loss before cumulative effect of
  accounting change                                $    (0.133)        $   (0.091)      $    (0.147)       $    (0.186)
Cumulative effect of accounting change                       -                  -       $     0.007                  -
     Net income                                    $    (0.133)        $   (0.091)      $    (0.140)       $    (0.186)


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
Primary and fully diluted                            16,828,951          9,946,662        15,832,911          8,566,445
                                                 ==============    ===============    ==============     ==============

         See accompanying notes to these condensed financial statements.

                            REGENT ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                               2001                2000
                                                                            ------------ --- ------------------
                                                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                                   $(2,208,728)        $(1,596,378)
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation, depletion and amortization                                       828,448              90,273
   Gas imbalance make-up                                                          (50,669)                  -
   Stock-based compensation                                                        85,410                   -
   Financing costs                                                                423,418                   -
   Unrealized gain from derivative instruments                                   (312,193)                  -
   Cumulative effect of accounting change                                        (114,571)
   Changes in assets and liabilities:
   (Increase) decrease in:
      Trade and other receivables and amounts                                    (310,804)         (1,690,025)
         due from investors
      Other current assets                                                         28,923               3,767
      Other assets                                                                119,172            (295,446)
   Increase (decrease) in:
      Accounts payable - trade and related parties                               (253,156)            258,396
      Other current liabilities                                                   304,306             268,464
   Other, net                                                                           -                   -
                                                                              ------------        -----------
      Net cash used in operating activities                                    (1,460,444)         (2,960,949)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to oil and gas properties                                           (970,007)         (2,900,096)
   Other                                                                                -              25,000
                                                                              -----------        ------------
      Net cash used in investing activities                                      (970,007)         (2,875,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes payable                                               -           1,500,000
   Repayments of short-term notes payable                                        (199,998)           (510,044)
   Proceeds from long-term debt                                                   175,000           2,500,000
   Repayments of long-term debt                                                (1,528,430)                  -
   Redemption of common stock                                                     (50,000)           (150,000)
   Proceeds from convertible debt, net of expenses                              2,630,000                   -
   Proceeds from exercise of warrants                                             387,378                   -
   Proceeds from sale of common stock, net of                                     976,449           2,379,045
       offering costs of $290,002                                             -----------         -----------
  Net cash provided by financing activities                                     2,390,399           5,719,001

 DECREASE IN CASH AND CASH  EQUIVALENTS                                           (40,052)           (117,044)
CASH AND CASH EQUIVALENTS, beginning of period                                     45,075             241,573
CASH AND CASH EQUIVALENTS, end of  period                                     $                   $   124,529

         See accompanying notes to these condensed financial statements.

                           REGENT ENERGY CORPORATION

                          NOTES TO FINANCIAL STATEMENT

1.  LINE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND
    PROCEDURES

     The condensed financial statements as of June 30, 2001 and for the three month and the six month periods then ended included herein have been prepared by Regent Energy Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Regent believes that the disclosures are adequate to make the information presented not misleading. In Regent's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented in accordance with generally accepted accounting principals in the United States of America. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

     The Company adopted FASB 133 entitled "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. As of January 1, 2001, the Company had both oil and gas swap contracts that had a net fair value of $114,571. This gain was reflected as a change in accounting principle in the accompanying financial statements. The Company has not fulfilled the documentation requirements of FASB 133 to designate these contracts as hedging activities. As a result, the change in the fair value of these contracts of $162,966 during the first quarter was charged to income and the change in the fair value of these contracts of $475,159 during the second quarter was credited to income. During July 2001, the Company's gas swap contract was terminated.

     These financial statements and notes thereto should be read in conjunction with the Company's report on Form 8-K/A financial statements for the year ended December 31, 2000 filed on June 6, 2001.

2.       LONG-TERM DEBT

     The following is a summary of long-term debt at June 30, 2001 and December 31, 2000:

                                                                           June 30,          December 31,
                                                                             2001                2000
                                                                        ----------------    ----------------

               $6,000,000 note payable to bank generally due in         $     4,600,000         $ 5,830,000
                 monthly payments of $175,000 plus interest at Bank
                 One's prime rate plus 1% (7.75% at June 30, 2001)
                 through September 2003.

               $1,700,000 note payable to a financial institution due                             1,700,000
                 in monthly installments of $58,893, including                1,483,959
                 interest at 14% through October 2003.

               $2,500,000 note payable to a company due in monthly                                2,500,000
                 payments of $70,000 with interest at 18%, beginning          2,430,000
                 May 1, 2001

               Various notes payable to acquire vehicles due in                  40,457              47,131
                 monthly installments of $372 to $497 with interest
                 rates ranging from 3.9% to 6.9%; collateralized by
                 vehicles.

               Unsecured installment note payable to a stockholder                9,153              15,228
                 due in 45 monthly installments of $946, including
                 interest at 9% with a final maturity date of April
                 1, 2002.

               $175,000 note payable to an individual due in full               175,000                   -
                 upon maturity at June 8, 2003.  Interest accrues and
                 is paid quarterly at a rate of 10%.

                                                                        ----------------    ----------------
               Total                                                          8,738,929          10,092,359


               Less current portion                                          (5,994,553)         (6,855,145)
                                                                        ----------------      --------------

                                                                        $     2,744,376          $3,237,214
                                                                        ================    ================

          The $6,000,000 note payable to a bank is collateralized by oil and gas properties with a borrowing base of $6,000,000 on the date the loan was funded. The borrowing base is reduced by $175,000 each month and is generally subject to redetermination semi-annually. At June 30, 2001 the borrowing base was
$4,600,000. If at any time the outstanding balance of the note exceeds the borrowing base, the Company must either pay down the note to the amount of the borrowing base and/or provide additional collateral. In addition to interest on the note, the Company pays a facility fee on a quarterly basis equal to 1/2% of the unused commitment under the agreement, which as of June 30, 2001 was zero. The note agreement includes various covenants, the most significant of which are to maintain a ratio of current assets to current liabilities, excluding current maturities of long-term debt, of not less than 1.0 to 1.0 and to maintain a debt coverage ratio, as defined, of not less than 1.0 to 1.0. The Company was in violation of these covenants at June 30, 2001. This violation gives the bank the right to accelerate the full amount due under the note. Therefore, all amounts due this bank are included in current liabilities.

          The $1,700,000 note to a financial institution is subordinate to the $6,000,000 bank note and is collateralized by an assignment of proceeds from the sale of oil and gas from certain oil and gas properties. The note agreement includes various covenants, the most significant of which require the Company to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0 and a debt coverage ratio where EBITDA to interest will not be less than
1.1 to 1.0. The Company was in violation of the debt coverage covenant at June 30, 2001. The Company received a waiver of such violation through June 30, 2002.

          The $2.5 million demand note to a company was renegotiated in March 2001 to provide for interest only payments through April 30, 2001 computed based on a rate of 18% for January 2001, and 12% from February 1, 2001 through April 30, 2001. Under the terms of the note, the interest rate reverted to 18% as of May 1, 2001, and as provided under the terms of the note, the Company is repaying the note in 35 monthly installments of $70,000 plus interest with a final installment of the remaining balance due in the 36th month. This note is subordinate to the $6,000,000 note to the bank, is partially collateralized by oil and gas properties, and is guaranteed by the Company's president. Under the terms of an agreement with this lender, this lender is entitled to an assignment of 10% of the Company's net cash flows/property, after deduction for debt and interest payments, on related debt, of any oil and gas properties the Company may acquire from January 4, 2000 through December 31, 2002 from certain companies. As of June 30, 2001, one property has been acquired to which the 10% provision applies. Payments under this provision were minor in the first and second quarter of 2001.

         Scheduled maturities of long-term debt are as follows:


                      Years ending December 31,
                      -------------------------

                           2001                         $4,239,697
                           2002                          2,476,942
                           2003                          1,679,900
                           2004                            337,200
                           2005                              5,190
                                                        $8,738,929


3.       CONVERTIBLE DEBT

          During the second quarter the Company issued convertible notes of $2,850,000. The notes are for a two-year period and require interest only payments on a quarterly basis at rates ranging from 6% to 9%. During the two-year period the notes can be converted to common stock of the Company at any time at the option of the payee at prices ranging from $2.50 to $3.25 per share. However, the Company has the right to force conversion of the notes into equity when the Company stock price averages $5.00 per share or above for a period of more than sixty days. The notes can be converted into a total of 958,461.54 shares of the Company's common stock. Conversion costs of $330,346 and commission expense of $27,501 was recognized during the second quarter. The conversion costs reflect the amount by which the fair value of the Company's common stock exceeded the conversion price on the date of funding. The notes were immediately convertible. As a result, the entire $330,346 was expensed at funding.

     Detachable stock warrants were issued to the payees of the convertible notes. A total of 329,500 warrants were issued at an exercise price of $1.00 per share. The fair value of the warrants was determined to be $991,871 using the Black Scholes Option Pricing with the following assumptions: interest rate 5%; volatility 266%; dividend rate 0%. Through the end of the second quarter 222,000 warrants had been exercised. In the second quarter deferred financing cost of $991,871 was recorded as a reduction to the carrying value of the convertible notes, of which $93,072 was amortized through June 30, 2001. The financing costs are being amortized on the interest method over the term of the notes.

     During July 2001 the Company issued additional convertible notes totaling $1,575,000. The notes are for a two-year period and require interest only payments on a quarterly basis at a 10% rate. During the two-year period, the notes can be converted into common stock of the Company at $3.50 per share, for a total of 450,000 shares. These notes were issued with 189,000 warrants at a price of $1.50 each. The Company estimates that the issuance of these notes and warrants will increase third quarter expense by $140,000 as follows: interest expense $33,000, commissions $20,000, warrants $48,000, and conversion expense of $39,000.

4.       STOCKHOLDERS' EQUITY

     Stockholders' equity increased by a net of $512,727 for the first six months of 2001, with 2,545,380 shares of common stock having been issued during that period. During that period 1,212,820 of the 2,545,380 shares were deemed issued to NPC shareholders as a result of the share exchange between NPC Holdings, Inc. (now Regent) and Playa Minerals & Energy, Inc. (now Vulcan) in accordance with the Agreement and Plan of Reorganization dated March 9, 2001. Sales of stock during the period totaled 481,173 shares at an average price of $2.68 per share for a total of $1,286,451, less offering costs of $290,002. In addition, 893,149 stock warrants were exercised for a like number of shares for which the Company received a total of $387,378. During the period 41,762 shares were redeemed at a cost to the Company of $70,000.

     As discussed in Note 3 above, stockholders' equity increased by $991,872 as a result of the issuance of 329,500 warrants and increased by an additional $330,346 due to conversion costs, both as a result of the issuance of convertible notes. The conversion costs charged to the Company reflect the amount by which the fair value of the Company's common stock exceeded the conversion price on the date of funding.

     Stock based compensation cost increased stockholders' equity by $85,410 while the net loss of $2,208,728 that was recognized for the six-month period decreased stockholders' equity.

5.       ACQUISITIONS AND NEW VENTURES

     During March 2001, the Company made a formal offer to buy back the 58.5% working interests on the New Mexico properties (Horseshoe Gallup Unit and Northeast Hogback Field). The terms are generally that the Company will reduce the amount of the notes receivable from each owners and the amount of the outstanding accounts receivable for lease operating expense. The balance would be paid in cash. As of July 31, 2001, investors holding almost all of these working interests have signed a term sheet indicating their intention to sell their interests to the Company. We expect to finalize the transaction by the end of the third quarter.

     On August 10, 2001 the Company executed a Purchase and Sale Agreement with Henry Production Company for the purchase of Henry's interest in the Deep Lake Field in offshore Cameron Parish, Louisiana for $25,000,000. Under the Purchase and Sale Agreement, the Company is committed to make a performance deposit in the amount of $1,250,000. If the Company fails to close the transaction by September 5, 2001, subject to a 15 business day extension at the option of the Company if the Company is in substantial compliance with the agreement, subject to satisfactory due diligence and subject to seller's breach, the Company will forfeit the $1,250,000 performance deposit. The interests being purchased are on state leases and include 100% working interest (72% net revenue interest) in six wells. These wells currently produce approximately 300 barrels of condensate and 8 mmcf of natural gas per day. Closing is anticipated to occur in early September 2001. Regent will be operator of these properties.

     On August 9, 2001 the Company executed a preliminary agreement with Millennium Energy Ventures (MEVCO) to develop an electric plant with 500 megawatt generating capacity on the Horseshoe Gallup Field in San Juan County, New Mexico, subject to other agreements which remain to be negotiated. Ownership of the project will be 75% Regent and 25% MEVCO and the estimated costs are $250,000,000. MEVCO will manage the permitting and construction process and arrange for financing of the project. Regent will be prepared to give up 50% (total) of its 75% net for the financing, netting a 25% interest after financing. The terms of the Agreement also provide that MEVCO will assist Regent in the acquisition of several gas fields in the Four Corners area totaling an estimated 90+ Bcf of proved natural gas reserves and 20 mmcfd current production. Either party can terminate this preliminary agreement on 30 days notice.

Item 2.   Management's Discussion and Analysis of Plan of Operation.

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

     In June 1999 we purchased the Horseshoe Gallup Unit and the Northeast Hogback Field (the New Mexico properties) for $1.2 million. We subsequently sold 58.5% of the interest to other parties. These fields consist of 26,000 acres in the Four Corners Area of San Juan County, New Mexico. Since the time these properties were acquired, production has increased to approximately 280 bopd of oil from 116 wells, up from only 50 bopd oil from 11 wells. The Company is the operator of these properties.

     During March 2001, the Company made a formal offer to buy back the 58.5% working interests discussed above. The terms are generally that the Company will reduce the amount offered on the working interests by the amount of the notes receivable from each owner and the amount of the outstanding accounts receivable for lease operating expense. The balance would be paid in cash. As of July 31, 2001, investors holding almost all of these working interests have signed a term sheet indicating their intention to sell their interests to the Company. We expect to finalize the transaction in the third quarter.

     On November 14, 2000, the Company acquired interests in certain producing properties in the Gulf of Mexico from Marathon Oil Company, (the "Marathon acquisition") for $11,528,000. The Marathon acquisition included property interests in West Delta Blocks 79, 80, 85 and 86 and Vermilion Blocks 314 and 331 offshore Louisiana. When purchased, the Company assumed a gas imbalance liability of $1,523,356. As of June 30, 2001, this liability was reduced by
$50,669 due to make-up adjustments by under-produced parties and price corrections as compared to first quarter estimates. The gas balancing agreement allows for under-produced parties to take no more than 38% of the overproduced party's share in any one month in order to achieve a balanced position. These properties are subject to an assignment of 10% of the Company's cash flow/property after deduction for debt and interest payments to Parawon Corporation and a portion of the production is committed to certain swap agreements as discussed below. Amerada Hess is the operator of these properties.

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

     Since engaging in this strategy, five inactive wells have been restored to production at West Delta 79 (Marathon acquisition). The Company's net production increase at the field was 315 Mcf per day and 105 Bbls per day as a result of this initial workover program at a net cost to the Company of approximately $85,000. Five second quarter workovers in the New Mexico properties have resulted in an estimated 50 Bbls per day net production increase at a cost to the Company of approximately $69,000. The Company plans to complete two of these type workovers per month on the New Mexico properties and one per month on the Marathon acquisition properties. Additionally, in the fourth quarter the Company intends to spud the first well in a six well developmental drilling program on New Mexico properties. We expect to spend $1,870,000 on drilling and completion work on the New Mexico and Gulf of Mexico properties in the second half of the year.

     The Company is also looking at other opportunities outside our core oil and gas production activities. During the second quarter the Company entered into an exclusive agreement with BORS International, L.L.C. to sell and distribute BORS (Balanced Oil Recovery Systems) Lift Units in Indonesia. The agreement requires that the Company sell the units for not less than $23,500 USD each, from which BORS International will be paid $17,500 USD. The Company will assume all shipping and transportation costs from the BORS production facility in Tulsa, Oklahoma. Our experience with the set up and operation of these units on the New Mexico properties gives us a unique ability to exploit this new opportunity.

     On June 7, 2001 the Company received an order for 400 units from P.T. Sistekon, a wholly owned subsidiary of Pertamina, the state owned oil company of Indonesia. The units are priced at $27,500 each, for a total order amount of $11 million USD. The units will be shipped in five phases over the next 15 months with delivery of the first 10 units projected on September 15, 2001 and the last 100 units projected on January 15, 2003. Payment terms are for P.T. Sistekon to make payment directly to BORS International 30 days after the units are received FOB Jakarta. BORS will then remit commissions to the Company. The Company's only exposure will be the shipping and transportation cost FOB Jakarta, estimated at $2,000 per unit. P.T. Sistekon has secured this order with BORS International through the placement of a $11 million USD letter of credit drawn on a US bank.

     The Company estimates net earnings of $3.2 million on this order. Per GAAP the income will be recognized as the units are shipped over the next 15 months. The projected shipping schedule is as follows:

                           Shipping                                                 Estimated
                             Date                           Units                    Earnings
                    ------------------------            --------------            ---------------

                    Sept. 15, 2001                           10                      $    80,000
                    Jan. 15, 2002                            90                      $   720,000
                    May 15, 2002                            100                      $   800,000
                    Sept. 15, 2002                          100                      $   800,000
                    Jan. 15, 2003                           100                      $   800,000
                                                        --------------            ---------------

                                                            400                      $ 3,200,000
                                                        ==============            ===============

RESULTS OF OPERATIONS

     The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and average expenses for the Company's oil and natural gas operations for the periods shown:

                                                        FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                       ENDED JUNE 30,
                                                        2001              2000              2001               2000
                                                    -----------------------------       ------------------------------
FINANCIAL DATA (IN THOUSANDS):
Revenues:
     Oil and condensate                             $1,052,027       $    183,867       $ 2,146,841       $    405,386
     Natural gas                                       285,907                  -         1,022,309                  -
                                                    ----------
          Total revenues                            $1,337,934       $    183,867       $ 3,169,150       $    405,386

Net cash used by operating activities               (1,537,766)        (2,169,231)       (1,460,444)        (2,960,949)
Net cash used by investing activities                 (833,230)        (2,059,935)         (970,007)        (2,875,096)
Net cash provided by financing activities             2,300,475          4,217,131        2,390,399          5,719,001

NON-GAAP FINANCIAL DATA:

  EBITDA (a)                                       $ (890,118)       $  (746,833)       $ (169,824)       $(1,359,267)

AVERAGE DAILY PRODUCTION VOLUMES:
     Oil and condensate (Bbls/day)                        479                 81               465                 83
     Natural gas (Mcf/day)                                619                  -             1,200                  -
     Total (Boe/day)                                      582                 81               665                 83

PRODUCTION VOLUMES:
    Oil and condensate (Bbls)                          43,555              7,335            84,138             14,983
     Natural gas (Mcf)                                 56,339                  -           217,270                  -
     Total Boe                                         52,945              7,335           120,350             14,983

AVERAGE REALIZED PRICES : (b)
     Oil and condensate (per Bbl)                      $24.15             $25.07            $25.52             $27.06
     Natural gas (per Mcf)                              $5.07                  -             $4.71                  -

EXPENSES (PER BOE)
     Lease operating                                   $18.18             $24.95            $13.42             $26.08
     Production and severance taxes                       .26               2.32               .29               2.01
     Depreciation, depletion and amortization            7.18               6.09              6.88               6.02
     General and administration                         27.23             103.78             15.66              93.37



   (a) EBITDA represents earnings before stock compensation and financing expense, unrealized gain or losses on derivative instruments, gas imbalance make-up revenues, interest expense, income taxes, depreciation, depletion and amortization. The Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies.

   (b) Reflects the actual realized prices received by the Company, including the results of the Company's commodity swap and gas balancing agreements.

     During the second quarter the Company recognized the effect of four significant events that had a combined $1.7 million negative impact on the quarter's income. They were:

    o $561,000 increase in LOE expense. Amerada Hess, the operator of the offshore properties, significantly increased lease operating expense to bring the properties up to Minerals Management Service compliance.

    o $451,000 in financing costs associated with the issuance of $2,850,000 in convertible notes.

    o $428,000 increase in legal, professional and accounting costs due to the initial SEC filings.

    o     $282,000 in other miscellaneous non-recurring items.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     All significant increases in revenue, production volumes, lease operating expenses and DD&A as discussed below are a result of the addition of the Marathon properties.

     Oil and natural gas revenues increased from $.2 million in second quarter of 2000 to $1.3 million in second quarter of 2001, an increase of $1.1 million, or 550%. Production volumes for oil and condensate increased from 7,335 Bbls in the second quarter of 2000 to 43,555 Bbls in the second quarter of 2001, an increase of 36,220 Bbls, or 494%. Production volumes for natural gas increased from zero in the second quarter of 2000 to 56,339 Mcf in the second quarter of 2001. The increase in total production increased revenues by $1.2 million. This increase was partially offset by a 4% decrease in the average realized price received for the Company's oil and condensate.

     The Company realized an average oil price of $23.77 per Bbl and an average gas price of $4.91 per Mcf during the second quarter of 2001. Net of commodity swap results, the Company realized average prices of $24.15 per Bbl and $5.07 per Mcf. For the second quarter of 2000, the Company realized an average oil price of $25.07 per Bbl, and had no natural gas production that period.

     Lease operating expenses increased from $182,975 in the second quarter of 2000 to $962,710 in the second quarter of 2001, an increase of $779,735, or 426%. On a per Boe basis, lease operating expenses decreased from $24.95 in the second quarter of 2000 to $18.18 in the second quarter of 2001, a decrease of $6.77, or 27%. Lease operating expenses in the second quarter 2000 were 99% of revenues, due to the necessity of restoring the recently purchased Horseshoe Gallup and NE Hogback fields to a proper working condition.

     Depreciation, depletion and amortization ("DD&A") expense increased from $44,664 in the second quarter of 2000 to $380,031 in the second quarter of 2001, an increase of $335,367, or 751%. This was the result of higher oil and gas production volumes.

     General and administrative expenses for the second quarter 2001 were $1,441,696 as compared to $761,220 for the second quarter 2000, an increase of $680,476 or 89%. This increase was primarily due to legal, accounting, and consulting costs attributable to the SEC filings that occurred during the second quarter of 2001, and higher salaries due to an increase in personnel as a result of the Marathon and other anticipated acquisitions.

     The Company incurred a net loss of $2,235,341 in the second quarter 2001 as opposed to a loss of $903,562 in the second quarter of 2000 as a result of the factors described above. The main contributors to the 2001 loss were the four significant second quarter items discussed in the previous section. As mentioned previously, no income was recognized through June 30, 2001 on the order for 400 BORS lift units.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     All significant increases in revenue, production volumes, lease operating expenses and DD&A as discussed below are a result of the addition of the Marathon properties.

     Oil and natural gas revenues increased from $.4 million in the first half of 2000 to $3.2 million in the first half of 2001, an increase of $2.8 million, or 682%. Production volumes for oil and condensate increased from 14,983 Bbls in the first half of 2000 to 84,138 Bbls in the first half of 2001, an increase of 69,155 Bbls, or 462%. Production volumes for natural gas increased from zero in the first half of 2000 to 217,270 Mcf in the first half of 2001. The increase in total production increased revenues by $2.8 million. This increase was partially offset by a 6% decrease in the average realized price received for the Company's oil and condensate.

     The Company realized an average oil price of $25.40 per Bbl and an average gas price of $5.62 per Mcf during the first six months of fiscal 2001. Net of commodity swap results, the Company realized average prices of $25.52 per Bbl and $4.71 per Mcf. For the first six months of fiscal 2000, the Company realized an average oil price of $27.06 per Bbl, and had no natural gas production that period.

     Lease operating expenses increased from $390,822 in the first half of 2000 to $1,614,972 in the first half of 2001, an increase of $1,224,150, or 313%. On a per Boe basis, lease operating expenses decreased from $26.08 in the first half of 2000 to $13.42 in the first half of 2001, a decrease of $12.66, or 49%.

     Depreciation, depletion and amortization ("DD&A") expense increased from $90,273 in the first half of 2000 to $828,448 in the first half of 2001, an increase of $738,175, or 818%. This was the result of higher oil and gas production volumes.

     General and administrative expenses for the first half of 2001 were $1,884,813 as compared to $1,399,015 for the first half of 2000, an increase of $485,798 or 35%. This increase was primarily due to higher legal, consulting and accounting costs in the second quarter.

     The Company incurred a net loss of $2,208,728 for the first six months of 2001 as opposed to a loss of $1,596,378 for the first six months of 2000 as a result of the factors described above. The main contributors to the 2001 loss were the four significant second quarter items discussed in the previous section.

MARKET RISK MANAGEMENT

     Regent has entered into two separate swap agreements to limit its exposure to fluctuations in commodity prices. The natural gas swap agreement is for 30,000 mbtu per month at a price of $4.775/mbtu for 2001, 20,000 mbtu per month at a price of $4.11/mbtu for 2002. The oil swap agreement is for 10,500 barrels per month at a price of $28.50/bbl for 2001, 9,500 barrels per month at a price of $24.30 for 2002 and 6,000 barrels per day at a price of $22.29 for 2003. The agreements account for 100% and 72% of production volumes for gas and oil respectively for the second quarter 2001.

     During the second quarter of 2001 the Company received approximately $9,360 on its natural gas swap contract and $16,905 on its oil swap contract. Based on futures market prices at June 30, 2001, the Company would expect to receive approximately $403,095 on the gas swap contract and receive approximately $23,669 on the oil swap contract during the remainder of the contracts.

     On July 2, 2001 the Company was notified by Bank One that they intended to execute the "Early Termination" clause of the "Master Agreement" on the natural gas swap contract. The amount due and payable by Bank One to the Company (the "Early Termination Amount") is $329,212. Per the terms of the Credit Agreement dated November 14, 2000 between Bank One and the Company, Bank One advised that they would execute their option to set-off the Early Termination Amount against the amount owing by the Company to them. All details associated with the cancellation of this contract will be reflected in the third quarter financial statement. The income effect associated with the cancellation is expected to be minimal.

     On July 24, 2001 the Company entered into a new swap agreement with Equiva Trading Company for the sale of natural gas. The agreement provides for a floor price of $2.75 per mmbtu on volume of 20,000 mmbtu per month for a period of 3 months (August through October). The cost to the company is $.17 per mmbtu. There is no cost or penalty to the Company when prices are greater than $2.75 per mmbtu.

CAPITAL RESOURCES AND LIQUIDITY

     In connection with our acquisition of the Marathon properties, in November 2000, we entered into a loan agreement with Bank One to provide us with a secured reducing revolving credit facility of up to $25 million, subject to borrowing base availability, for the acquisition and development of oil and gas properties. The loan is secured by a mortgage on the properties acquired in the Marathon acquisition and bears interest at the lender's prime rate of interest plus 1.0%. We initially borrowed $6 million under the credit facility to close our acquisition of the Marathon properties, however, such amount has been amortized under the terms of the note at $175,000 per month with $4.6 million outstanding at June 30, 2001. The initial borrowing base was $6.0 million and under the terms of the agreement, has been reduced by $175,000 per month. There is no additional borrowing base available at this time. At December 31, 2000 and June 30, 2001, the Company was not in compliance with the current ratio or the debt coverage ratio as defined in the credit agreement. The Company did not receive a waiver of these covenants. However, the Company is, and consistently has been, current on its loan payments.

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

     The Company executed a promissory note effective March 1, 2001, in the original principal amount of $800,000, payable in full on or before August 28, 2001 at an interest rate of 6% annually with monthly interest payments to begin April 2, 2001. The note is for the benefit of Generation Capital Associates ("GCA"), and is personally guaranteed by John Ehrman. In conjunction with the promissory note, the Company entered into collateral agreements which provide for the following: (a) replacement of this note with convertible notes to be issued to accredited investors in the same aggregate amount, (b) the issuance of warrants for 360,000 shares as follows: (i) warrants for 200,000 shares to the note holder(s), (ii) warrants for 80,000 shares to Bathgate McColley Capital Group, LLC, the placement agent by GCA, (iii) warrants for 80,000 shares to GCA for document preparation fees, (c) registration rights as to the warrants, the convertible notes and the shares of common stock underlying the warrants and convertible notes. The strike price of the warrants and the conversion price of the notes is $1.50 per share (subject to reduction if the registration statement, which has not yet been filed, is not filed by April 30, 2001). The issuance of the warrants will give rise to a material charge to interest over the term of the loan. The agreement provides that if the original promissory note is not replaced by convertible notes by March 31, 2001 (which replacement has not yet occurred) a 10% net profits interest in the properties that the Company acquired from Marathon Oil Company ("NPI") is payable to GCA monthly from March 1, 2001 until the original promissory note is replaced by the $800,000 convertible notes or repaid.

     Pursuant to the March 1, 2001 Letter Agreement, the Company, on July 24, 2001 issued 200,000 warrants at an exercise price of $1.50 per share to GCA or its designee. The Company intends to repay the $800,000 loan from GCA on August 28, 2001 when it is due. The Company does not intend to use the financing available under the Financing Terms Agreement. The Net Profits from the Marathon properties are negative for the period March through August 2001, thus no payment of net profits is due to GCA. It is the Company's position that no further shares, warrants or compensation are owed under the March 1, 2001 Letter Agreement or the Financing Terms Agreement.

     In the second quarter, the Company issued $2,850,000 of convertible notes (convertible to Regent common stock) due in 24 months at 6% to 9% per annum to investors. The debt is convertible at $2.50 to $3.25 per share, however the Company may force conversion when and if the Company's common stock price averages $5.00 or more for more than sixty days. Additionally, 329,500 warrants exercisable at $1.00 per share until April 15, 2004 were issued in connection with the notes. To date 222,000 of these warrants have been exercised. The issuance of these warrants gave rise to deferred charge of $991,871, of which $93,072 was amortized in the second quarter of 2001.

     The Company will need to spend approximately $1,158,021 during the third quarter for principal payments of $867,280 and interest payments of approximately $290,741 under currently existing debt. To date during the third quarter, in addition to using cash flow from operations, the Company has been using private convertible debt financing secured during the quarter (discussed above) to make these payments. We estimate that in addition to funds needed for capital expenditures on our properties (budgeted at $746,000 for the third quarter and $1,130,000 for the fourth quarter), we will need approximately $1,138,342 to pay $871,859 of principal and approximately $266,483 of interest during the fourth quarter. We are actively pursuing our options to raise capital through debt and/or equity to cover these payments. We are in continuing negotiations with certain accredited investors with respect to a private placements of equity, debt or a combination of both, although no such arrangements have been finalized. We believe we will be successful in raising the required capital and expect to have funds sufficient to cover our budgeted capital expenditures through the third quarter in place by the end of the second quarter of 2001. In addition, we are exploring the replacement of our Bank One note in the original principal amount of $6 million and the $2.5 million Parawon note described above with equity or convertible debt in the next several months.

INTEREST EXPENSE

     Interest expense for the second quarter 2001 was $348,598 compared to $112,063 for the second quarter 2000. This increase of $236,535 is due primarily to financing activities related to borrowings for the Marathon acquisition. Interest paid in the second quarter of 2001 was paid as follows: Bank One $102,670; Equiva Trading Company $54,778; Parawon Corporation $138,699; accrued interest on convertible debt $34,572; other $17,879. The interest paid in 2000 was primarily due to a previous loan from Parawon.

     Interest expense for the first half of 2001 was $608,389 compared to $146,838 for the first half of 2000. This increase of $461,551 is due primarily to financing activities related to borrowings for the Marathon acquisition. Interest paid in the first half of 2001 was paid as follows: Bank One $233,630; Equiva Trading Company $107,382; Parawon Corporation $210,411; accrued interest on convertible debt $34,572; other $22,394. The interest paid in 2000 was primarily due to a previous loan from Parawon.

EBITDA

     EBITDA decreased from $(746,833) in the second quarter 2000 to $(890,118) in the second quarter 2001. The decrease of $(143,285) was due to higher general and administrative expenses and higher lease operating expenses.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

(a)       None.

(b)       None.

          Since the period beginning April 1, 2001 through June 30, 2001, the Company issued the following equity securities in transactions not registered under the Securities Act of 1933, as amended (the "Act"):

     On April 6, 2001, the Company issued 172,621 shares of its common stock, par value $.001 per share, upon the exercise of warrants as follows: 168,355 shares at $.001 per share, 537 shares at $.30 per share, 3,729 shares at $1.00 per share.

     On April 16, 2001, the Company issued 222,000 shares of its common stock, par value $.001 per share, upon the exercise of warrants at $1.00 per share. The Company relied on an exemption from registration under the Act provided by Regulation S promulgated under the Act.

     On June 15, 2001, the Company issued 7,458 shares of its common stock, par value $.001 per share, upon the exercise of warrants at $.34 per share. The Company relied on an exemption from registration under the Act provided by
Section 4(2) under the Act.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.


Exhibits

The following exhibits are furnished in accordance with item 601 of Regulation S-B.

10.1      Representation  Agreement dated June 28, 2001 with BORS  International
          L.L.C.

10.2 Project Development Agreement dated August 7, 2001 with Millennium Ventures, L.L.C.

10.3      Purchase  and  Sale  Agreement   dated  August  10,  2001  with  Henry
          Production Company, Inc. relating to the Deep Lake Prospect in Cameron Parish, Louisiana.

Reports on Form 8-K

1. The Company filed an amendment to the current report on Form 8-K with the Securities and Exchange Commission on June 1, 2001 to report the Financial Statements reflecting the exchange of shares pursuant to the Agreement and Plan of Reorganization.

2. The Company filed an amendment to the current report on Form 8-K with the Securities and Exchange Commission on June 5, 2001 to correct certain financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REGENT ENERGY CORPORATION
                                          (Registrant)



Date:                                      By: /s/ John N. Ehrman
      August 14, 2001                         ---------------------------------
                                               John  N.  Ehrman,  President  and
                                               Chief   Executive Officer