Form 10-Q
period 2001-09-30
REGENT ENERGY CORP
filed 2001-12-07
CIK 216810

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                      FOR QUARTER ENDED SEPTEMBER 30, 2001
                           COMMISSION FILE NO. 0-08536

                            REGENT ENERGY CORPORATION
               (Exact name of registrant as specified in charter)

          NEVADA                                        84-1034362
--------------------------------------------------------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
   of incorporation)

 650 NORTH SAM HOUSTON PARKWAY E., SUITE 500
 HOUSTON, TEXAS                                              77060
--------------------------------------------------------------------------------
(Address of principal                                    (Postal Code)
 executive offices)

       Registrant's telephone number, including area code: (281) 931-3800
                                                          ----------------

         NPC HOLDINGS, INC.
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

As of October 31, 2001, there were 19,775,339 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES _____  NO __X__

                            REGENT ENERGY CORPORATION

                               SEPTEMBER 30, 2001

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------
         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheet .....................................................1
                           September 30, 2001 (Unaudited) and December 31, 2000
                  Condensed Consolidated Statement of Operations (Unaudited) ...............................2
                           Three Months and Nine Months Ended September 30, 2001 and 2000
                  Condensed Consolidated Statement of Cash Flows (Unaudited)................................3
                           Nine Months Ended September 30, 2001 and 2000
                  Notes to Condensed Consolidated Financial Statements......................................4

         ITEM 2.  Management's Discussion and Analysis and Plan of Operation ...............................10


PART II.          OTHER INFORMATION.........................................................................19

SIGNATURES..................................................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   September 30,        December 31,
                                                                                   -------------        ------------
                                                                                        2001                2000
                                                                                   -------------        ------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                                 $22,391             $45,075
Accounts receivable:
     Trade - production                                                                   146,319             988,680
     Amounts due from working interest owners                                           2,884,430           1,695,460
     Officers and stockholders                                                            193,784              36,650
     Other                                                                                391,560              50,410
Other current assets                                                                      197,734             300,374
                                                                                   --------------       -------------
          Total current assets                                                          3,836,218           3,116,649
PROPERTY AND EQUIPMENT (full cost method for oil and gas
     properties), net of accumulated depletion, depreciation and
     amortization of $1,760,444 and $517,205 in 2001 and 2000                          16,837,946          16,476,774
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS                                                 243,383                   -
OTHER ASSETS                                                                              549,080             255,274
                                                                                   --------------       -------------
          Total assets                                                                $21,466,627         $19,848,697
                                                                                   ==============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable                                                                             $28,806            $287,521
Current portion of long-term debt                                                       4,664,565           6,855,145
Accounts payable:
     Trade                                                                              2,315,064           1,575,348
     Related parties and investors                                                        517,500             647,700
     Accrued liabilities                                                                  939,019             658,146
Royalties and revenues payable                                                            621,984             196,405
                                                                                   --------------       -------------
          Total current liabilities                                                     9,086,938          10,220,265
LONG-TERM DEBT, less current portion                                                    2,563,742           3,237,214
CONVERTIBLE DEBT, net of discounts of $1,169,305                                        3,550,695                   -
GAS IMBALANCE LIABILITY                                                                 1,457,559           1,523,356
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 17,207,102 and
     14,288,543 shares issued and outstanding at 2001 and 2000                             17,207              14,289
Additional paid-in capital                                                             18,407,382          14,423,099
Accumulated deficit                                                                   (13,616,896)         (9,569,526)
                                                                                   --------------       -------------
          Total stockholders' equity                                                    4,807,693           4,867,862
                                                                                   --------------       -------------
          Total liabilities and stockholders' equity                                  $21,466,627         $19,848,697
                                                                                   ==============       =============

       SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30                         SEPTEMBER 30
                                                  -------------------------------      -------------------------------
                                                      2001                 2000             2001               2000
                                                  ------------       ------------      ------------       ------------
                                                           (unaudited)                          (unaudited)
OIL AND GAS REVENUES                                $1,539,383           $202,645        $4,708,533           $608,031

COST AND EXPENSES:

Lease operating expenses                               927,716            111,768         2,542,688            502,590
Severance taxes                                         26,276             21,153            61,584             51,292
Depletion, depreciation and amortization               414,792             44,302         1,243,240            134,575
General and administrative                             935,680            697,390         2,820,494          2,096,405
                                                  ------------       ------------      ------------       ------------
     Total cost and expenses                         2,304,464            874,613         6,668,006          2,784,862

LOSS FROM OPERATIONS                                  (765,081)          (671,968)       (1,959,473)        (2,176,831)

OTHER INCOME (EXPENSE):

Interest Income                                         11,830                  -            13,132                  -
Interest expense and financing costs, of
  which $441,898 is non-cash in the third
  quarter and $865,316 is non-cash for the
  2001 year                                           (928,643)          (119,648)       (2,416,550)          (266,486)
Unrealized gain/(loss) on derivative
instruments                                           (183,381)                 -           128,812                  -
Other                                                   26,633             25,454            72,138             80,777
                                                  ------------       ------------      ------------       ------------
          Total other income (expense)              (1,073,561)           (94,194)       (2,202,468)          (185,709)

LOSS BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING  CHANGE                     (1,838,642)          (766,162)       (4,161,941)        (2,362,540)
Cumulative effect of accounting change                       -                  -           114,571                  -
                                                  ------------       ------------      ------------       ------------
NET LOSS                                           $(1,838,642)         $(766,162)      $(4,047,370)       $(2,362,540)
                                                  ============       ============      ============       ============

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE:

Loss before cumulative effect of                       $(0.107)           $(0.069)          $(0.256)           $(0.251)
  accounting change
Cumulative effect of accounting change                       -                  -             $.007                  -
     Net loss                                          $(0.107)           $(0.069)          $(0.249)           $(0.251)


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:

Primary and fully diluted                           17,109,568         11,161,488        16,258,464          9,431,459
                                                  ============       ============      ============       ============

       SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                            ----------------------------------
                                                                                 2001                 2000
                                                                            --------------      --------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                    $(4,047,370)        $(2,362,540)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
   Depreciation, depletion and amortization                                      1,243,240             134,575
   Gas imbalance make-up                                                           (65,797)                  -
   Stock-based compensation                                                        128,115                   -
   Financing costs, non-cash                                                       865,316                   -
   Unrealized gain from derivative instruments                                    (128,812)                  -
   Cumulative effect of accounting change                                         (114,571)                  -
   Changes in assets and liabilities:
   (Increase) decrease in:
      Trade and other receivables and amounts
         due from investors                                                       (844,893)           (286,630)
      Other current assets                                                         102,640               1,267
      Other assets                                                                 240,704            (317,275)
   Increase (decrease) in:
      Accounts payable - trade and related parties                                 609,516             358,269
      Other current liabilities                                                    706,452          (1,233,768)
                                                                            --------------      --------------
      Net cash used in operating activities                                     (1,305,460)         (3,706,102)

CASH FLOWS FROM INVESTING ACTIVITIES

   Additions to oil and gas properties                                          (1,604,412)         (3,613,688)
   Other                                                                                 -              25,000
                                                                            --------------      --------------
      Net cash used in investing activities                                     (1,604,412)         (3,588,688)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments of short-term notes payable                                         (258,715)                  -
   Proceeds from long-term debt                                                    175,000           2,500,000
   Repayments of long-term debt                                                 (3,039,052)            (70,276)
   Redemption of common stock                                                      (70,000)           (150,000)
   Proceeds from convertible debt, net of expenses                               4,185,490                   -
   Proceeds from exercise of warrants                                              820,956                   -
   Proceeds from sale of common stock, net of
       offering costs of $296,002                                                1,073,509           4,941,393
                                                                            --------------      --------------
  Net cash provided by financing activities                                      2,887,188           7,221,117

DECREASE IN CASH AND CASH EQUIVALENTS                                              (22,684)            (73,673)
CASH AND CASH EQUIVALENTS, beginning of period                                      45,075             241,573
CASH AND CASH EQUIVALENTS, end of period                                           $22,391            $167,900

      SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

                          NOTES TO FINANCIAL STATEMENT

1.       LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         PROCEDURES

         The condensed financial statements as of September 30, 2001 and for the three month and the nine month periods then ended included herein have been prepared by Regent Energy Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Regent believes that the disclosures are adequate to make the information presented not misleading. In Regent's opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position and the results of its operations and its cash flows for the dates and periods presented in accordance with generally accepted accounting principals in the United States of America. The results of the operations for these interim periods are not necessarily indicative of the results for the full year.

         The Company adopted FASB 133 entitled "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. As of January 1, 2001, the Company had both oil and gas swap contracts that had a net fair value of $114,571. This gain was reflected as a change in accounting principle in the accompanying financial statements. The Company has not fulfilled the documentation requirements of FASB 133 to designate these contracts as hedging activities. As a result, the change in the fair value of these contracts of ($162,966) during the first quarter was charged to income, the change in the fair value of these contracts of $475,159 during the second quarter was credited to income, and the change in fair value of these contracts of ($183,381) during the third quarter was charged to income. During July 2001, the Company's gas swap contract was terminated.

         These financial statements and notes thereto should be read in conjunction with the Company's report on Form 8-K/A financial statements for the year ended December 31, 2000 filed on June 6, 2001.

2.       LONG-TERM DEBT

         The following is a summary of long-term debt at September 30, 2001 and December 31, 2000:

                                                                          September 30,       December 31,
                                                                              2001                2000
                                                                         --------------      --------------
               $6,000,000 note payable to bank generally due in              $3,250,868          $5,830,000
                 monthly payments of $175,000 plus interest at Bank
                 One's prime rate plus 5% (11% at September 30, 2001)
                 through September 2003.

               $1,700,000 note payable to a financial institution due         1,357,285           1,700,000
                 in monthly installments of $58,893, including
                 interest at 14% through October 2003.

               $2,500,000 note payable to a company due in monthly            2,360,000           2,500,000
                 payments of $70,000 plus interest at 18%, beginning
                 May 1, 2001

               Various notes payable to acquire vehicles due in                  37,381              47,131
                 monthly installments of $372 to $497 with interest
                 rates ranging from 3.9% to 6.9%; collateralized by
                 vehicles.

               Unsecured installment note payable to a stockholder               47,773              15,228
                 due in 45 monthly installments of $946, including
                 interest at 9% with a final maturity date of April
                 1, 2002.

               $175,000 note payable to an individual due in full               175,000                   -
                 upon maturity at June 8, 2003.  Interest accrues and
                 is paid quarterly at a rate of 10%.

                                                                         --------------      --------------
               Total                                                          7,228,307          10,092,359

               Less current portion                                          (4,664,565)         (6,855,145)
                                                                         --------------      --------------

                                                                             $2,563,742          $3,237,214
                                                                         ==============      ==============

         The $6,000,000 note payable to a bank is collateralized by oil and gas properties with a borrowing base of $6,000,000 on the date the loan was funded. The borrowing base is reduced by $175,000 each month and is generally subject to redetermination semi-annually. There is no borrowing base available at this time. If at any time the outstanding balance of the note exceeds the borrowing base, the Company must either pay down the note to the amount of the borrowing base and/or provide additional collateral. In addition to interest on the note, the Company pays a facility fee on a quarterly basis equal to 2% of the unused commitment under the agreement, which as of September 30, 2001 was zero. The note agreement includes various covenants, the most significant of which are to maintain a ratio of current assets to current liabilities, excluding current maturities of long-term debt, of not less than 1.0 to 1.0 and to maintain a debt coverage ratio, as defined, of not less than 1.0 to 1.0. The Company was in violation of the debt coverage ratio at September 30, 2001. This violation gives the bank the right to accelerate the full amount due under the note. Therefore, all amounts due this bank are included in current liabilities. During the second and third quarter the Company made significant payments on the note to Bank One. Per the loan agreement the sum of $1,050,000 in principle was scheduled to be paid in these two quarters. The Company exceeded this and paid $1,874,000 instead. However, the bank applied the excess payments against the back end of the loan instead of against the current payment schedule. This left a balance owed of $331,742 at September 30, 2001. The remainder is still outstanding. The Company ceased making installment payments as a result in August and has hired American Energy Advisors to sell the property interests collateralizing the loan to Bank One in order to satisfy this liability. As a result the interest rate has been increased to prime plus 5.0%.

         The $1,700,000 note to a financial institution is subordinate to the $6,000,000 bank note and is collateralized by an assignment of proceeds from the sale of oil and gas from certain oil and gas properties. The note agreement includes various covenants, the most significant of which require the Company to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0 and a debt coverage ratio where EBITDA to interest will not be less than 1.1 to 1.0. The Company was in violation of the debt coverage covenant at September 30, 2001. The Company did receive a waiver of such violation through September 30, 2002 and is current on this obligation.

         The $2.5 million demand note to a company was renegotiated in March 2001 to provide for interest only payments through April 30, 2001 computed based on a rate of 18% for January 2001, and 12% from February 1, 2001 through April 30, 2001. Under the terms of the note, the interest rate reverted to 18% as of May 1, 2001, and as provided under the terms of the note, the Company is repaying the note in 35 monthly installments of $70,000 plus interest with a final installment of the remaining balance due in the 36th month. This note is subordinate to the $6,000,000 note to the bank, is partially collateralized by oil and gas properties, and is guaranteed by the Company's president. Under the terms of an agreement with this lender, this lender is entitled to an assignment of 10% of the Company's net cash flows/property, after deduction for debt and interest payments, on related debt, of any oil and gas properties the Company may acquire from January 4, 2000 through December 31, 2002 from certain companies. As of September 30, 2001, one property has been acquired to which the 10% provision applies. Payments under this provision were minor in the first nine months of 2001.

         Scheduled maturities of long-term debt are as follows:

                Years ending December 31,
                -------------------------
                        2001                       $2,162,090
                        2002                        3,008,483
                        2003                        1,691,115
                        2004                          349,719
                        2005                           16,900
                                                   ----------
                                                   $7,228,307

3.       CONVERTIBLE DEBT

         During the third quarter the Company issued additional convertible notes of $1,970,000. The notes are for a two-year period and require interest only payments on a quarterly basis at a rate of 10%. During the two-year period the notes can be converted to common stock of the Company at any time at the option of the payee at a price of $3.50 per share. However, the Company has the right to force conversion of the notes into equity when the Company stock price averages $5.00 per share or above for a period of more than sixty days. The notes can be converted into a total of 562,857.14 shares of the Company's common stock. Conversion costs of $30,000 and commission expense of $25,757 was recognized during the third quarter on these new notes. The conversion costs reflect the amount by which the fair value of the Company's common stock exceeded the conversion price on the date of funding. The notes were immediately convertible. As a result, the entire $30,000 was expensed at funding.

         Detachable stock warrants were issued to the payees of these new convertible notes. A total of 236,400 warrants were issued at an exercise price of $1.50 per share. The fair value of the warrants was determined to be $446,031 using the Black Scholes Option Pricing with the following assumptions: interest rate 5%; volatility 272%; dividend rate 0%. Through the end of the third quarter 218,400 warrants had been exercised. In the third quarter deferred financing cost of $446,031 was recorded as a reduction to the carrying value of the convertible notes, of which $50,662 was amortized through September 30, 2001. The financing costs are being amortized on the interest method over the term of the notes.

         For the nine months ended September 30, 2001 the Company has issued a total of $4,820,000 in convertible notes. This includes the $1,970,000 issued during the third quarter and discussed in the preceding paragraphs. All of the notes are for a two year period, require interest only payments on a quarterly basis at rates ranging from 6% to 10%, and can be converted to common stock of the Company at any time at the option of the payee at prices ranging from $2.50 to $3.50 per share. However, the Company has the right to force conversion of the notes into equity when the Company stock price averages $5.00 per share or above for a period of more than sixty days. The notes can be converted into a total of 1,489,319 shares of the Company's common stock. Conversion costs of $360,346 and commission expense of $101,050 has been recognized on these notes through September 30, 2001. The conversion costs reflect the amount by which the fair value of the Company's common stock exceeded the conversion price on the date of funding. The notes were immediately convertible. As a result, the entire $360,346 was expensed at funding. Through September 30, 2001, one note for $100,000 has been converted into 31,710 common shares. Additionally, in October and November $4,175,000 was converted into 3,342,920 common shares. After these conversions the remaining convertible debt is $1,145,000 before discounts.

         Detachable stock warrants were issued to the payees of the convertible notes. For the nine months ended September 30, 2001 a total of 565,900 warrants have been issued, 329,500 at an exercise price of $1.00 per share and 236,400 at an exercise price of $1.50 per share. The fair value of the warrants was determined to be $1,437,902 using the Black Scholes Option Pricing with the following assumptions: interest rate 5%; volatility 272%; dividend rate 0%. This deferred financing cost has been recorded as a reduction to the carrying value of the convertible notes, and $268,597 has been amortized through September 30, 2001. Through the end of the third quarter 507,900 warrants have been exercised.

         During October 2001 the Company issued additional convertible notes totaling $600,000. The notes are for a two-year period and require interest only payments on a quarterly basis at a 10% rate. During the two-year period, the notes can be converted into common stock of the Company at $3.50 per share, for a total of 171,429 shares. These notes were issued with 72,000 warrants at a price of $1.50 each. The Company estimates that the issuance of these notes and warrants will increase fourth quarter expense by $144,000 as follows: commission expense $60,000 and warrant expense $84,000.

         In late October the Company amended the conversion terms on four convertible notes totaling $3,200,000. On October 24, 2001 the conversion rate was amended on a $2,000,000 note from $3.00 per share to $1.19 per share. On October 26, 2001, the conversion rate was amended on three convertible notes totaling $1,200,000 from $3.50 per share to $1.38 per share. As a result of these amendments the number of shares at conversion on these notes increased from 1,009,525 to 2,550,237. These four notes were converted into common stock on October 29, 2001. As a result of these amendments and subsequent conversions the Company estimates that in the fourth quarter it will recognize $200,667 in commission expense that had previously been deferred, but will save $40,275 in interest expense.

4.       STOCKHOLDERS' EQUITY

         For the first nine months of 2001 stockholders' equity decreased $60,169 due to the year to date loss of $4,047,371. However, during the same period the number of common shares outstanding increased by 2,918,559. During the period 1,212,820 shares were issued to NPC as a result of the March merger. Sales of stock during the period totaled 481,173 shares at an average price of $2.67 per share for a total value of $1,286,289, less offering costs of $296,002. In addition, 1,234,618 stock warrants were exercised for a like number of shares and a total value of $800,956 and 31,710 shares were issued upon the conversion of a $100,000 convertible note, at a conversion rate of $3.25 per share. During the period 41,762 shares were redeemed at a cost to the Company of $70,000.

         As discussed previously, equity was increased $1,437,902 on the issuance of 565,900 warrants and $360,346 for conversion costs, both as a result of the issuance of convertible notes. Equity was increased an additional $236,373 on the issuance of 200,000 warrants to a lender, Generation Capital Associates. The conversion costs charged to the Company reflect the amount by which the fair value of the Company's common stock exceeded the conversion price on the date of funding.

         Also affecting equity was stock based compensation cost of $128,115 and the net loss of $4,047,371 that was recognized for the nine-month period.

5.       ACQUISITIONS AND NEW VENTURES

         During March 2001, the Company made a formal offer to buy back the 58.5% working interests on the New Mexico properties (Horseshoe Gallup Unit and Northeast Hogback Field). The terms are generally that the Company will reduce the amount offered by the notes receivable due from each owner and by the amount of the outstanding accounts receivable for lease operating expense totaling $2,093,321.85 at September 30, 2001. The notes receivable totaling $7,897,000, of which one-third or $2,632,500 was due on June 15, 2001 are not reflected in the accompanying balance sheet. The balance, if any, would be paid in cash. As of October 31, 2001, investors holding almost all of these working interests have signed a term sheet indicating their intention to sell their interests to the Company. We expect to finalize the transaction by the end of the year.

         On August 10, 2001 the Company executed a Purchase and Sale Agreement with Henry Production Company for the purchase of Henry's interest in the Deep Lake Field in offshore Cameron Parish, Louisiana. The interests being purchased are on state leases and include 100% working interest (72% net revenue interest) in six wells. The terms of the Agreement included a purchase price of $25,000,000 with a performance deposit of $1,250,000 and a closing date of September 4, 2001. The Company had the option to extend the closing date for 15 business days in consideration for depositing into the escrow account, on or before September 4, 2001, an amount equal to the interest which would accrue on the $23,750,000 between September 4, 2001 and September 25, 2001 at a rate equal to 1% above the prime rate. Prior to the closing date, and before any funds were deposited into the escrow account, the Company revaluated the acquisition due to the falling energy prices. As a result of the revaluation the Company attempted to renegotiate the contract, but was unsuccessful. Therefore the contract expired by its own terms. The Company does not believe that it has any further liability on this contract.

         On August 7, 2001 the Company executed a Project Development Agreement with Millennium Energy Ventures (MEVCO) to develop an electric plant with 500 megawatt generating capacity on the Horseshoe Gallup Field in San Juan County, New Mexico. Ownership of the project is 75% Regent and 25% MEVCO with costs estimated at $250,000,000. MEVCO will manage the permitting and construction process and arrange the financing for the project. Regent will be prepared to give up 50% (total) of its 75% net for the financing, netting a 25% interest after financing. The terms of the Agreement also provide that MEVCO will assist Regent in the acquisition of several gas fields in the Four Corners area totaling an estimated 90+ Bcf of proved reserves and 20 mmcfd current production. This agreement will terminate on the earliest to occur of a) the execution of a Project Shareholder Agreement, which has not yet occurred, b) the agreement of all of the parties to terminate the agreement, c) thirty calendar days following the end of the calendar quarter during which the parties received final notification that their request to interconnect into the New Mexico Regulatory Agency grid has been denied, or d) March 1, 2002.

         The project has an expected time line of three years beginning first quarter 2002. The first stage is to acquire gas producing properties in the region to secure the gas supply to the proposed power plant. MEVCO is currently assisting the Company in the proposed acquisitions of several such opportunities, one of which was documented by a Letter of Intent on November 5, 2001 (discussed below) and another of which is in the negotiation stage. Both properties are primarily gas producing and are located in the Four Corners area where the Company's current fields are also located.

         In the event MEVCO does not provide financing for the proposed power plant, Regent has the option to seek other partners in the project, or in the alternative, to sell its interest in the proposed power plant site, once permitted.

         On November 5, 2001 the Company signed a Letter of Intent with BC&D Operating Company to purchase their interest in certain oil and gas properties located in the Hospha Field in northwest New Mexico. For $6,500,000 the Company will acquire a 100% working interest in the properties and will be the operator. The properties currently produce 300 barrels of oil and 2,500 mcf of gas per day. The acquisition will be funded through the issuance of $3,500,000 in common stock of the Company and $3,000,000 in cash. Millennium Energy Ventures, LLC has agreed to provide the financing. In addition to the existing proved reserves and cash flow, a fleet of drilling and work over equipment is included. This equipment allows the company to drill and produce its leases without outside vendors for those specific services, which is anticipated to greatly lower the costs of operation and development of the leases in the Four Corners region. The letter of intent and the purchase and sale agreement, which is currently being negotiated, are subject to Board approval. Once approved and subject to the successful financing, the Company expects to complete the purchase by the end of the year.

         On November 27, 2001 the Company closed a stock loan of $482,000 with Energy Investors, LLC which was collateralized by 550,000 shares of stock of the Ehrman Family Trust, a Texas trust dated September 1994, under which the President, John N. Ehrman, is one of three beneficiaries. Mr. Ehrman and the Trust co-guaranteed the loan. The terms of the loan are 12% coupon on 90 days beginning November 27, 2001. The use of proceeds are limited to payment of corporate obligations relating to its ongoing development activities in the Horseshoe Gallup Unit and Northeast Hogback Field leases in the Four Corners area of New Mexico.

6.       DISPOSITION OF PROPERTIES

         On October 31, 2001 the Company announced its intent to sell its interest in the Gulf of Mexico properties, specifically the West Delta Blocks 79, 80, 85 and 86, and Vermillion Blocks 314 and 331. These properties are operated by Amerada Hess. The Company has hired an investment advisor to assist with the sale. The sale of these properties will allow the Company to focus its efforts onshore, primarily in the Four Corners Region of New Mexico, where it is the operator, and can control the expenses of operation. Currently, the Company as a nonoperator has no control over operating costs on the above named leases.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

GENERAL

         The first quarter of 2001 brought many changes for Regent Energy Corporation ("Regent" or the "Company"). On March 9, shareholders approved a transaction with NPC Holdings in which each share of Vulcan Minerals & Energy common stock became the right to approximately three shares of NPC Holdings, which had changed its name on this same day to Regent Energy Corporation. As a result of this transaction, Vulcan became a wholly owned subsidiary of NPC (now Regent), a publicly traded company. Our stock is now traded on the OTC bulletin board under the symbol RGEY.

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

         During March 2001, the Company made a formal offer to buy back the 58.5% working interests discussed above. The terms are generally that the Company will reduce the amount offered on the working interests by the amount of the notes receivable from each owner and the amount of the outstanding accounts receivable for lease operating expense. The balance, if any, would be paid in cash. As of October 31, 2001, investors holding almost all of these working interests have signed a term sheet indicating their intention to sell their interests to the Company. We expect to finalize the transaction by the end of the year.

         On November 14, 2000, the Company acquired interests in certain producing properties in the Gulf of Mexico from Marathon Oil Company, (the "Marathon acquisition") for $11,528,000. The Marathon acquisition included property interests in West Delta Blocks 79, 80, 85 and 86 and Vermilion Blocks 314 and 331 offshore Louisiana. When purchased, the Company assumed a gas imbalance liability of $1,523,356. As of September 30, 2001, this liability was reduced by $65,797 due to make-up adjustments by under-produced parties and price corrections as compared to first quarter estimates. The gas balancing agreement allows for under-produced parties to take no more than 38% of the overproduced party's share in any one month in order to achieve a balanced position. These properties are subject to an assignment of 10% of the Company's cash flow/property after deduction for debt and interest payments to Parawon Corporation and a portion of the production is committed to certain swap agreements as discussed below. Amerada Hess is the operator of these properties.

         In October the Company hired an investment advisor to assist in the selling of our interests in all of the Gulf of Mexico properties. We expect to finalize a sale by the first quarter of 2002.

         Our plan is to grow the Company aggressively through the acquisition of oil and gas properties with proved reserves. Our primary focus is in the Four Corners Region of New Mexico and in properties where the Company can be the operator. We are currently evaluating and/or negotiating several such opportunities which would have a significant impact on the Company if consummated. One such opportunity has already progressed to the signing of a Letter of Intent on November 5, 2001 with BC &D Operating Company. See
Section 5 of the Notes to Financial Statements for additional information. Subject to additional financing currently being negotiated, we are also planning to accelerate the development of our proved non-producing reserves which will result in increased cash flow and the reclassification of reserves to the proved developed producing category.

         Since engaging in this strategy, five inactive wells have been restored to production at West Delta 79 (Marathon acquisition). The Company's net production increase at the field was 315 Mcf per day and 105 Bbls per day as a result of this initial workover program at a net cost to the Company of approximately $85,000. Five second quarter workovers in the New Mexico properties have resulted in an estimated 50 Bbls per day net production increase at a cost to the Company of approximately $69,000. The Company plans to complete two of these type workovers per month on the New Mexico properties. Additionally, in the fourth quarter the Company intends to spud the first well in a six well developmental drilling program on New Mexico properties. The continuation of the capital program in the fourth quarter is subject to the receipt of additional financing. See Capital Resources and Liquidity for additional information.

         On October 29, 2001 the Company determined to abandon further plans for operations in Indonesia, including BORS unit representation. No earnings have been booked to Indonesian projects, and no effect on our current reports will result.

RESULTS OF OPERATIONS

         The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and average expenses for the Company's oil and natural gas operations for the periods shown:

                                                         FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                        2001               2000             2001               2000
                                                    -----------------------------        -----------------------------
FINANCIAL DATA (IN THOUSANDS):
Revenues:

     Oil and condensate                             $1,003,918           $202,645        $3,150,759           $608,031
     Natural gas                                       535,465                  -         1,557,774                  -
                                                    ----------          ---------        ----------         ----------
          Total revenues                             1,539,383            202,645        $4,708,533           $608,031

Net cash provided (used) by operating                  154,984           (745,153)       (1,305,460)        (3,706,102)
   activities
Net cash used by investing activities                (634,405)          (713,592)       (1,604,412)        (3,588,688)
Net cash provided by financing activities              496,789          1,502,116         2,887,188          7,221,117

NON-GAAP FINANCIAL DATA:

  EBITDA (a)                                        $(284,249)         $(602,212)        $(454,073)       $(1,961,479)

AVERAGE DAILY PRODUCTION VOLUMES:
     Oil and condensate (Bbls/day)                         417                 78               449                 81
     Natural gas (Mcf/day)                                 893                  -             1,097                  -
     Total (Boe/day)                                       566                 78               632                 81

PRODUCTION VOLUMES:
    Oil and condensate (Bbls)                           38,362              7,175           122,500             22,179
     Natural gas (Mcf)                                  82,139                  -           299,409                  -
     Total Boe                                          52,052              7,175           172,401             22,179

AVERAGE REALIZED PRICES: (b)
     Oil and condensate (per Bbl)                       $26.17             $28.24            $25.72             $27.41
     Natural gas (per Mcf)                               $6.52                  -             $5.20                  -

EXPENSES (PER BOE)
     Lease operating                                    $17.82             $15.58            $14.75             $22.66
     Production and severance taxes                        .50               2.95               .36               2.31
     Depreciation, depletion and amortization             7.97               6.17              7.21               6.07
     General and administration                          17.98              97.20             16.36              94.52

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

         Significant factors that had a negative impact on the Company's third quarter results were:

         - $664,000 in LOE expense for the offshore properties. Amerada Hess, the operator of the offshore properties, continues to be a high cost operator. The third quarter net average cost was $15.09 per BOE versus $14.41 per BOE in the second quarter.

         - $572,000 in financing costs, of which $336,000 was associated with the issuance of convertible notes and $236,000 was associated with warrants issued to a creditor, Generation Capital Associates.

         - $356,000 in interest costs associated with long term and convertible debt.

         Included in G&A of $935,681 was $411,073 of legal, accounting, market support and other non-recurring expenses. It is anticipated that future legal and accounting expenses will run approximately $90,000 per quarter. Remaining G&A of $524,608 per quarter has been reduced by an estimated $50,000 per quarter beginning in November 2001 due to personnel and other overhead savings.

THREE MONTHS ENDED SEPTEMPBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         All significant increases in revenue, production volumes, lease operating expenses and DD&A as discussed below are a result of the addition of the Marathon properties.

         Oil and natural gas revenues increased from $.2 million in third quarter of 2000 to $1.5 million in third quarter of 2001, an increase of $1.3 million, or 650%. Production volumes for oil and condensate increased from 7,175 Bbls in the third quarter of 2000 to 38,362 Bbls in the third quarter of 2001, an increase of 31,187 Bbls, or 435%. Production volumes for natural gas increased from zero in the third quarter of 2000 to 82,139 Mcf in the third quarter of 2001. The increase in total production increased revenues by $1.3 million. This increase was partially offset by a 7% decrease in the average realized price received for the Company's oil and condensate.

         The Company realized an average oil price of $25.13 per Bbl and an average gas price of $2.71 per Mcf during the third quarter of 2001. Net of commodity swap results, the Company realized average prices of $26.17 per Bbl and $6.52 per Mcf. For the third quarter of 2000, the Company realized an average oil price of $28.24 per Bbl, and had no natural gas production that period.

         Lease operating expenses increased from $111,768 in the third quarter of 2000 to $927,716 in the third quarter of 2001, an increase of $815,948, or 730%. On a per Boe basis, lease operating expenses increased from $15.58 in the third quarter of 2000 to $17.82 in the third quarter of 2001, an increase of $2.24, or 14%.

         Depreciation, depletion and amortization ("DD&A") expense increased from $44,302 in the third quarter of 2000 to $414,792 in the third quarter of 2001, an increase of $370,490, or 836%. This was the result of higher oil and gas production volumes.

         General and administrative expenses for the third quarter 2001 were $935,680 as compared to $697,390 for the third quarter 2000, an increase of $238,290 or 34%. This increase was primarily due to legal, accounting, and consulting costs attributable to the SEC filings that occurred during the second quarter of 2001, and higher salaries due to an increase in personnel as a result of the Marathon and other anticipated acquisitions.

         The Company incurred a net loss of $1,838,642 in the third quarter 2001 as opposed to a loss of $766,162 in the third quarter of 2000 as a result of the factors described above. Other significant contributors to the 2001 loss were discussed in the previous section.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         All significant increases in revenue, production volumes, lease operating expenses and DD&A as discussed below are a result of the addition of the Marathon properties.

         Oil and natural gas revenues increased from $.6 million in the first nine months of 2000 to $4.7 million in the first nine months of 2001, an increase of $4.1 million, or 683%. Production volumes for oil and condensate increased from 22,179 Bbls in the first nine months of 2000 to 122,500 Bbls in the first nine months of 2001, an increase of 100,321 Bbls, or 452%. Production volumes for natural gas increased from zero in the first nine months of 2000 to 299,409 Mcf in the first nine months of 2001. The increase in total production increased revenues by $4.1 million. This increase was partially offset by a 6% decrease in the average realized price received for the Company's oil and condensate.

         The Company realized an average oil price of $25.31 per Bbl and an average gas price of $4.82 per Mcf during the first nine months of fiscal 2001. Net of commodity swap results, the Company realized average prices of $25.72 per Bbl and $5.20 per Mcf. For the first nine months of fiscal 2000, the Company realized an average oil price of $27.41 per Bbl, and had no natural gas production that period.

         Lease operating expenses increased from $502,590 in the first nine months of 2000 to $2,542,688 in the first nine months of 2001, an increase of $2,040,098, or 406%. On a per Boe basis, lease operating expenses decreased from $22.66 in the first nine months of 2000 to $14.75 in the first nine months of 2001, a decrease of $7.91, or 35%.

         Depreciation, depletion and amortization ("DD&A") expense increased from $134,575 in the first nine months of 2000 to $1,243,240 in the first nine months of 2001, an increase of $1,108,665, or 824%. This was the result of higher oil and gas production volumes.

         General and administrative expenses for the first nine months of 2001 were $2,820,494 as compared to $2,096,405 for the first nine months of 2000, an increase of $724,089 or 35%. This increase was primarily due to higher legal, consulting and accounting costs in the second quarter.

         The Company incurred a net loss of $4,047,370 for the first nine months of 2001 as opposed to a loss of $2,362,540 for the first nine months of 2000 as a result of the factors described above. Other significant contributors to the 2001 loss were discussed in the previous section.

MARKET RISK MANAGEMENT

         Regent has entered into two separate swap agreements to limit its exposure to fluctuations in commodity prices. The natural gas swap agreement was for 30,000 mbtu per month at a price of $4.775/mbtu for 2001 and 20,000 mbtu per month at a price of $4.11/mbtu for 2002. This agreement was terminated by Bank One on July 2, 2001 and on July 24, 2001 a new 3 month floor contract was entered into with Equiva Trading Company for the sale of 20,000 mmbtu per month at a floor price of $2.75 per mmbtu. The oil swap agreement is for 10,500 barrels per month at a price of $28.50/bbl for 2001, 9,500 barrels per month at a price of $24.30 for 2002 and 6,000 barrels per day at a price of $22.29 for 2003. The agreements account for 49% and 82% of production volumes for gas and oil respectively for the third quarter 2001.

         During the third quarter of 2001 the Company received approximately $313,112 on its natural gas swap contracts and $40,047 on its oil swap contract. Based on futures market prices at September 30, 2001, the Company would expect to receive approximately $243,383 on the oil swap contract during the remainder of the contract term.

         As mentioned above, on July 2, 2001 the Company was notified by Bank One that they intended to execute the "Early Termination" clause of the "Master Agreement" on the natural gas swap contract. The amount due and payable by Bank One to the Company (the "Early Termination Amount") was $329,212. Per the terms of the Credit Agreement dated November 14, 2000 between Bank One and the Company, Bank One advised that they would execute their option to set-off the Early Termination Amount against the amount owing by the Company to them. All details associated with the cancellation of this contract have been reflected in the third quarter financial statements. The income effect associated with the cancellation was an unrealized loss on derivative instruments of $73,883.

         On July 24, 2001 the Company entered into a new swap agreement with Equiva Trading Company for the sale of natural gas. The agreement provides for a floor price of $2.75 per mmbtu on volume of 20,000 mmbtu per month for a period of 3 months (August through October). The cost to the company is $.17 per mmbtu. There is no cost or penalty to the Company when prices are greater than $2.75 per mmbtu. There was no income attributable to this contract in August. However, the Company recognized income of $9,100 in September and $18,400 in October.

         On September 26, 2001 the Company entered into a second swap agreement with Equiva Trading Company for the sale of natural gas. The agreement provides for a floor price of $2.44 per mmbtu on volume of 25,000 mmbtu per month for a period of 2 months (November and December). The cost to the Company is $.30 per mmbtu. There is no cost or penalty to the Company when prices are greater than $2.44 per mmbtu. The income projected for this contract will be nominal. As a result, no income has been reflected in the financial statements.

CAPITAL RESOURCES AND LIQUIDITY

         In connection with our acquisition of the Marathon properties, in November 2000, we entered into a loan agreement with Bank One to provide us with a secured reducing revolving credit facility of up to $25 million, subject to borrowing base availability, for the acquisition and development of oil and gas properties. The loan is secured by a mortgage on the properties acquired in the Marathon acquisition and bears interest at the lender's prime rate of interest plus 1.0%. We initially borrowed $6 million under the credit facility to close our acquisition of the Marathon properties, however, such amount has been amortized under the terms of the note at $175,000 per month with $3.3 million outstanding at September 30, 2001. The initial borrowing base was $6.0 million, and under the terms of the agreement, has been reduced by $175,000 per month. There is no additional borrowing base available at this time. At December 31, 2000, the Company was not in compliance with the current ratio or the debt coverage ratio as defined in the credit agreement. However, at September 30, 2001, the Company was in compliance with the current ratio but remains out of compliance with the debt coverage ratio. The Company did not receive a waiver of these covenants. In second and third quarter 2001 the loan agreement provided that the Company pay $1,050,000 in principle. The Company paid $1,874,000 instead during that period. However, the bank applied the excess payments against the back end of the loan instead of against the current payment schedule. This left a balance owed of $331,742 at September 30, 2001. The Company has chosen not to make additional scheduled payments due to the acceleration and has engaged an investment banker to sell the properties which are collateral for the loan, and apply the proceeds to the Bank One loan. As a result the interest rate has been increased to prime plus 5.0%.

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

         The Company executed a promissory note effective March 1, 2001, in the original principal amount of $800,000, payable in full on or before August 28, 2001 at an interest rate of 6% annually with monthly interest payments to begin April 2, 2001. The Company was granted a 90 day extension on the repayment of the note, until November 28, 2001, and is currently in negotiations to convert the note to long term debt. The note is for the benefit of Generation Capital Associates ("GCA"), and is personally guaranteed by John Ehrman. In conjunction with the promissory note, the Company entered into collateral agreements which provide for the following:
(a) replacement of this note with convertible notes to be issued to accredited investors in the same aggregate amount, (b) the issuance of warrants for 360,000 shares as follows: (i) warrants for 200,000 shares to the note holder(s), (ii) warrants for 80,000 shares to Bathgate McColley Capital Group, LLC, the placement agent by GCA, (iii) warrants for 80,000 shares to GCA for document preparation fees, (c) registration rights as to the warrants, the convertible notes and the shares of common stock underlying the warrants and convertible notes. The strike price of the warrants and the conversion price of the notes is $1.50 per share (subject to reduction if the registration statement, which has not yet been filed, is not filed by April 30, 2001). The issuance of the warrants will give rise to a material charge to interest over the term of the loan. The agreement provides that if the original promissory note is not replaced by convertible notes by March 31, 2001 (which replacement has not yet occurred) a 10% net profits interest in the properties that the Company acquired from Marathon Oil Company ("NPI") is payable to GCA monthly from March 1, 2001 until the original promissory note is replaced by the $800,000 convertible notes or repaid. GCA has indicated its willingness to waive (a) this 10% NPI if the convertible notes are placed by June 15, 2001, and (b) some portion of the penalty for late filing of the registration statement, although there is no formal documentation of either waiver at this time. Pursuant to the March 1, 2001 Letter Agreement, the Company, on July 24, 2001 issued 200,000 warrants at an exercise price of $1.50 per share to GCA. It is the Company's position that no other warrants are due on the March 1, 2001 Letter Agreement. The Company does not intend to use the financing available under the Financing Terms Agreement. The Net Profits from the Marathon properties are negative for the period March through October 2001, thus no payment is due to GCA. It is the Company's position that no further shares, warrants or compensation are owed under the March 1, 2001 Letter Agreement or the Financing Terms Agreement.

         In the third quarter, the Company issued an additional $1,970,000 of convertible notes (convertible to Regent common stock) due in 24 months at 10% per annum to investors. The debt is convertible at $3.50 per share, however the Company may force conversion when and if the Company's common stock price averages $5.00 or more for more than sixty days. Additionally, 236,400 warrants exercisable at $1.50 per share until September 28, 2004 were issued in connection with the notes. To date 218,400 of these warrants have been exercised. The issuance of these warrants gave rise to a deferred charge of $446,031, of which $50,662 was amortized to financing costs in the third quarter of 2001. Also, during the third quarter one note for $100,000 that was issued during the second quarter was converted into equity at a price of $3.25 per share.

         At September 30, 2001 the total outstanding convertible notes is $4,720,000, which is convertible into 1,458,550 shares of the company's common stock at an average price of $3.24 per share. A total of 565,900 warrants were issued in connection with the notes and 507,900 have been exercised. The issuance of the warrants gave rise to a total deferred charge of $1,437,902 of which $93,072 was amortized to financing costs in the second quarter and $175,525 was amortized in the third quarter.

         The Company will need to spend approximately $1,272,661 during the fourth quarter for principal payments of $871,193 and interest payments of approximately $296,595 under currently existing debt. In addition, the Company will need to spend approximately $331,742 to cure the arrearage on the Bank One loan at September 30, 2001. To date during the fourth quarter, in addition to using cash flow from operations, the Company has been using private convertible debt financing secured during the quarter (discussed above) to make these payments. We are actively pursuing our options to raise capital through debt and/or equity to cover these payments and our capital expenditures, budgeted at $1,130,000 for the fourth quarter. We are in continuing negotiations with certain accredited investors with respect to private placements of equity, debt or a combination of both, although no such arrangements have been finalized. We believe we will be successful in raising the required capital and expect to have funds sufficient to cover our budgeted capital expenditures and debt requirements through the fourth quarter. In addition, we are exploring the replacement of our Bank One note in the original principal amount of $6 million and the $2.5 million Parawon note described above with equity or convertible debt in the next several months. If the Company is unsuccessful in raising the full amount of capital that it is currently negotiating then additional reductions will be made to capital and G&A spending.

INTEREST EXPENSE

         Interest expense for the third quarter 2001 was $356,495 compared to $119,648 for the third quarter 2000. This increase of $236,847 is due primarily to financing activities related to borrowings for the Marathon acquisition. Interest paid in the third quarter of 2001 was paid as follows:
Bank One $84,566; Equiva Trading Company $50,004; Parawon Corporation $120,917; accrued interest on convertible debt $84,970; other $16,038. The interest paid in 2000 was primarily due to a previous loan from Parawon.

         Interest expense for the nine months ended September 30, 2001 was $964,884 compared to $266,486 for the nine months ended September 30, 2000. This increase of $698,398 is due primarily to financing activities related to borrowings for the Marathon acquisition. Interest paid in the nine months ended September 30, 2001 was paid as follows: Bank One $318,197; Equiva Trading Company $157,386; Parawon Corporation $331,328; accrued interest on convertible debt $119,542; other $38,431. The interest paid in 2000 was primarily due to a previous loan from Parawon.

EBITDA

         EBITDA increased from ($602,212) in the third quarter 2000 to ($284,249) in the third quarter 2001. The increase of $317,963 was due to lower general and administrative expenses per equivalent barrel of oil production.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flow.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligation." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including
(1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

         In October 2001, the FASB also approved SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 replaces SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, REPORTING RESULTS OF OPERATIONS-REPORTING THE EFFECT OF DISPOSAL OF A SEGMENT OF A BUSINESS, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

(a)      None.

(b)      None.

(c) Since the period beginning July 1, 2001 through September 30, 2001, the Company issued the following equity securities in transactions not registered under the Securities Act of 1933, as amended (the "Act"):

         During July 2001 the Company issued 201,000 shares of its common stock, par value $.001 per share, upon the exercise of $1.50 per share warrants as follows: 72,000 shares on July 13, 3,000 shares on July 24, 36,000 shares on July 25, 30,000 shares on July 26, 24,000 shares on July 27, and 36,000 shares on July 30. The Company relied on an exemption from registration under the Act provided by Section 4(2) under the Act.

         During August 2001 the Company issued 26,400 shares of its common stock, par value $.001 per share, upon the exercise of $1.50 per share warrants as follows: 14,400 shares on August 2 and 12,000 shares on August 7. The Company relied on an exemption from registration under the Act provided by Section 4(2) under the Act.

         During September 2001, the Company issued 114,069 shares of its common stock, par value $.001 per share upon the exercise of warrants as follows: 67,500 shares on September 1 at $1.00 per share, 21,000 shares on September 28 at $1.50 per share, 25,269 shares on September 30 at $.34 per share. The Company relied on an exemption from registration under the Act provided by Section 4(2) under the Act.

         On September 18, 2001 the Company issued 31,710 shares of its common stock, par value $.001, upon conversion of a $100,000 convertible note plus accrued interest. The conversion rate was $3.25 per share. The Company relied on an exemption from registration under the Act provided by Section 4(2) under the Act.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         In August and September the Company chose not to make further principle and interest payments on the loan with Bank One. At September 30, 2001 the Company was not in compliance with the debt coverage ratio as defined in the credit agreement. As a result Bank One has placed the Company in default and, per the loan agreement, begun charging interest at the default rate of prime plus 5%. As of November 14, 2001 the total amount owed to Bank One is $3,337,000, of which $520,000 is in arrears. The Company has hired an investment banker to sell the property, which is the collateral for the loan, and thus apply the proceeds of the sale to the loan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         A Board of Directors Meeting was held on October 24, 2001 at 9:30 a.m. in the Company's Houston office. Items resolved at the meeting were; addition of a new member to the Board, declared a stock dividend of .51 shares per share to shareholders of record as of October 24, 2001 and who had previously received a stock dividend of .72 shares on April 30, 2000, to revise the year 2000 equity conversion rate on the $2,100,000 Bridge loan from $4.00 per share to $2.00 per share, and the establishment of audit and compensation committees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

         10.1 Letter of Intent dated November 5, 2001 with BC & D Operating Company.

         10.2 Stock Loan dated November 27, 2001 with Energy Investors, LLC.

REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REGENT ENERGY CORPORATION
                                  (Registrant)



Date: 6 Dec 01                    By: /s/ John N. Ehrman
     -----------------------         ------------------------------------------
                                  John N. Ehrman, President and Chief Executive
                                  Officer