Form 10KSB
period 2001-12-31
REGENT ENERGY CORP
filed 2002-05-20
CIK 216810

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-KSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                           COMMISSION FILE NO. 0-08536

                            REGENT ENERGY CORPORATION
               (Exact name of registrant as specified in charter)

         NEVADA                                                            84-1034362
--------------------------------------------------------------------------------------------------
(State or other jurisdiction                                  (IRS Employer Identification No.)
   of incorporation)

 650 NORTH SAM HOUSTON PARKWAY E., SUITE 500
 HOUSTON, TEXAS                                                                77060
--------------------------------------------------------------------------------------------------
(Address of principal                                                       (Postal Code)
 executive offices)

       Registrant's telephone number, including area code: (281) 931-3800
                                                           --------------

         NPC HOLDINGS, INC.
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

As of May 16, 2002 the issuer had 41,709,334 shares of its $001 par value Common Stock issued and outstanding. Based upon the closing sale price of $0.13 per share on May 16, 2002, the aggregate market value of the common stock held by non-affiliates was approximately $5,422,215.

Transitional Small Business Disclosure Format (check one)

YES               NO      X
     ----------       ------

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                     PART I
Item 1.    Business
              History and Overview..........................................................................1
              Recent Developments...........................................................................1
              Other Developments............................................................................2
              Business Strategy.............................................................................2
              Principal Products or Services or Markets.....................................................2
              Other Business Matters........................................................................3
Item 2.    Properties
              Reserves......................................................................................6
              Property Description..........................................................................7
              Producing Wells and Developed Acreage.........................................................8
              Undeveloped Acreage...........................................................................9
              Drilling Activity.............................................................................9
Item 3.       Legal Proceedings.............................................................................10
Item 4.    Submission of Matters to a Vote of Security Holders..............................................10

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............................11
Item 6.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................................12
Item 7.    Financial Statements
           Report of Management.............................................................................20
           Consolidated Balance Sheet - December 31, 2001 and 2000..........................................21
           Consolidated Statement of Operations -
              Years Ended December 31, 2001, 2000 and 1999..................................................22
           Consolidated Statement of Cash Flows -
              Years Ended December 31, 2001, 2000 and 1999..................................................23
           Consolidated Statement of Shareholders' Equity -
              Years Ended December 31, 2001, 2000 and 1999..................................................25
           Notes to Condensed Consolidated Financial Statements.............................................26
Item 8.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures.........................................................................34

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant...............................................35
Item 10.   Executive Compensation...........................................................................37
Item 11.   Security Ownership of Certain Beneficial Owners and Management...................................39
Item 12.   Certain Relationships and Related Transactions...................................................39
Item 13.   Exhibits and Reports on Form 8-K.................................................................40


                                     PART I

ITEM 1.    BUSINESS

HISTORY AND OVERVIEW

         Regent Energy Corporation (the "Company" or "Regent") and its 100% wholly owned subsidiary (Vulcan Minerals & Energy, Inc.) owns and operate crude oil producing properties in the Four Corners Area of New Mexico and owns non-operating interests in crude oil and natural gas properties on the Outer Continental Shelf Area of the Gulf of Mexico. The Company's business includes the acquisition and production of proved crude oil and natural gas reserves as a means to increase company value.

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

         Pursuant to a unanimous vote of the majority shares represented at a special shareholder's meeting held on June 28, 2000, Capital Consulting of Utah, Inc., a Utah corporation, purchased 41,784,562 shares of common stock owned by ERTL for $100,000 and thus become the majority shareholder of the Company, as said shares accounted for approximately 82% of the issued and outstanding shares of the Company. Said purchase became effective June 30, 2000. The Company's shareholders also approved the sale of substantially all of the Company's assets to Shale Technologies, L.L.C., in exchange for cancellation of an outstanding debt owing to Shale Technologies, L.L.C. in the amount of $866,000.00, effective June. The details of the change in control are set forth in the Proxy Statement and Notice filed with the SEC on June 16, 2000.

         Effective February 27, 2001, the Board of Directors and Shareholders of the Company approved a merger with Vulcan Minerals & Energy, Inc., a private Texas Corporation, and changed its name from NPC Holdings, Inc. to Regent Energy Corporation. This transaction resulted in Vulcan Minerals & Energy, Inc. becoming a wholly owned subsidiary of the company. Vulcan presently owns the interests in the producing properties. At special meeting held on March 9, 2001, the shareholders and the Board of Directors of Vulcan Minerals & Energy, Inc. approved the merger.

RECENT DEVELOPMENTS

         In the fourth quarter 2001 and the first quarter 2002 the Company assigned it's revenues from it's oil and gas properties to it's creditors in satisfaction of debt obligations. As such the Company has no working capital with which to service ongoing corporate obligations. The Company is currently arranging alternative financing to satisfy this need. In the event that the Company can not secure such financing arrangements the Company faces a going concern issue.

         ACQUISITION OF BAYOU BOUILLON PROPERTY. In December 2001, the Company purchased leases in the Bayou Bouillon gas field located in St. Martin and Iberville Parishes in South Louisiana for $50,000. The acquisition included 1,239 acres and contains 4.9 Bcfe of proved reserves according to Ryder Scott, the Houston based reservoir engineering firm. Adding reserves at $0.07 per barrel of oil equivalent, is in line with the business strategy of the Company. The Bayou Bouillon salt dome was developed in the 1950's by Texaco and produced in excess of 153 Bcf of gas and 32 million barrels of oil from the northern part of the dome. In addition to the proved reserves, exploratory potential exists in the entire 26,000 acre prospect area along the mainly undeveloped south and southwest side of the dome. We will be evaluating the area for farmouts or additional acquisitions during 2002.

         During the first part of 2002 several of the leases have expired by their own terms. Three leases covering 793 acres have expired leaving a remaining 446 acres on two leases. Associated with the expired acreage was an estimated 2.47 Bcfe of proved reserves, leaving a remaining 2.13 Bcfe of estimated proved reserves to be be exploited. On the remaining two leases the Company has annual delay rental obligations of $11,612 due in June 2002 and $40,000 due in October 2002.

         ACQUISITION OF PROPERTIES FROM BC&D OIL AND GAS CORPORATION. Regent has executed a purchase and sale agreement with BC&D Oil and Gas Corporation to purchase their interests in their Hospha, New Mexico operations. The total price to be paid is $4,250,000 which will be paid $2,500,000 in cash and $1,750,000 in Regent stock priced on the day of closing, plus 200,000 additional shares. This sale includes all oil and gas assets as well as oil and gas service equipment for use in the field. The Company plans to integrate the field equipment from BC&D into its Horseshoe Gallup and Northeast Hogback operations in the Four Corners area of New Mexico. This consolidation of equipment will significantly reduce operating expenses for the Company's New Mexico properties. Current production on the lease exceeds 400 bopd with gas expected to be 5,000 mcfpd+. We expect to close on the purchase by the end of May 2002 and the purchase will have an effective date of January 1, 2002.


OTHER DEVELOPMENTS

         The events of September 11 have left an indelible mark on all of American life and business. Many sources of capital either ceased to exist or were put on hold for many companies seeking such funding. In addition, worldwide oil prices saw a sharp decline in the days following September 11 in anticipation of a global recession. These sudden changes in the business climate had a dramatic negative effect on all energy companies, Regent included. Funds that were to be used to develop our HGU/NEHU leases, which would increase our revenues, were cancelled as a direct result of the aftermath of the attack. As such we are five to six months behind schedule on field development. Though we saw a decline in our revenues, we saw this as an opportunity to acquire additional assets at more favorable prices. This is when we were able to seek out the BC&D Oil and Gas assets and the Bayou Bouillon properties. We strive to continue to seek out properties that we can operate profitably and which also provide significant upside potential.

         With the increasing tensions in the Middle East and the apparent end of the global recession, oil and natural gas prices have begun a steady climb toward the pre-September 11 levels. This will have a significant positive impact on Regent as we go forward. We plan to see dramatic increases in production as we acquire additional properties and further develop our existing properties.


BUSINESS STRATEGY

         Our plan is to grow the Company aggressively through the acquisition of oil and gas properties with proved reserves. Our primary focus is in the Four Corners Region of New Mexico and in properties where the Company can be the operator. We strive to operate as an efficient and low cost operator. Our primary focus is to look at properties that have existing proved reserves which generate positive cash flow, and have significant upside potential. We are currently evaluating and/or negotiating several such opportunities, which would have a significant impact on the Company if consummated.

         One such opportunity has progressed to the point that we have signed a purchase and sale agreement with BC&D Operating Company. Closing on this property is scheduled for the end of May 2002. The acquisition of these properties includes certain field service equipment that will be utilized on these properties as well as Regent's other properties in HGU/NEHU. This will serve to keep our operating expenses as low as possible in both of these areas of operation.

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

         The Company's principal products are crude oil and natural gas. These products are produced from underground reservoirs in their natural state and sold to purchasers without any particular refinement or processing. The Company, through its subsidiary, operates properties in the Four Corners Area on behalf of itself and others. The market areas are the San Juan Basin of New Mexico and the Outer Continental Shelf Gulf of Mexico.

OTHER BUSINESS MATTERS

COMPETITION

         The Company faces competition in all aspects of its business, including acquiring reserves, leases; obtaining goods, services and labor needed to conduct its operations and manage the Company; and marketing its oil and gas. The company's competitors include other independent producers, individual producers and operators, and even large integrated energy companies. Many competitors have greater financial and other resources than the Company. The Company believes that the well defined nature of it reservoirs in its long-lived oil fields, its development and exploration program and its experienced management may give it a competitive advantage over some other producers.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         The production is currently being sold to two major customers. The crude oil is being sold long term to Giant Refining Company and Equiva Trading L.L.C. The natural Gas is being sold month to month on the spot market.

REGULATION OF CRUDE OIL AND NATURAL GAS

         The domestic petroleum industry is subject to a wide range of regulations throughout the United States at both the state and federal levels. Domestic legislation affecting the industry is under constant review and revision that frequently increase regulatory burdens. Also, numerous departments and agencies, both state and federal, are authorized by statute to issue and have issued rules binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and which may carry substantial penalties for non-compliance. The regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects profitability. However, these burdens do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry with similar types and quantities of production. While the Company is a party to several regulatory proceedings before governmental agencies arising in the ordinary course of business, the Company does not believe that the outcome of such proceedings will have a material adverse affect on its operations or financial condition. Set forth below is a general description of certain state and federal regulations that have an affect on the Company's operations.

         STATE REGULATIONS. State statutes and regulations require permits for drilling operations, lease bonds, and reports concerning operations. Most states in which the Company operates also have statutes and regulations governing the conservation of oil and gas and the prevention of waste, including the unitization or pooling of oil and gas and rates of production from oil and gas wells. Rates of production may be regulated through the establishment of maximum daily production allowables on a market demand or conservation basis or both.

         FEDERAL REGULATIONS. A portion of the Company's oil and gas leases are granted by the federal government and administered by the Bureau of Land Management (BLM), and the Mineral Management Service (MMS), both of which are federal agencies. Such leases are granted through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corp of Engineers and Environmental Protection Agency), lessees must obtain a permit from the BLM or the MMS prior to the commencement of drilling. The interstate transportation of natural gas is regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1934 and to a lesser extent, the Natural Gas Policy Act of 1978. Since the early 1990s, FERC's regulatory efforts have centered largely around its generic rulemaking proceeding, Order No. 636. Through Order No. 636 and successor orders, FERC has undertaken to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative gas suppliers. By requiring interstate pipelines to "unbundle" their services and provide their customers with direct access to any upstream pipeline capacity held by pipelines, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase gas directly from third-party merchants other than the pipelines. In general Order No. 636 has facilitated the transportation of gas and the direct access to end-user markets.

         With the completion of the Order No. 636 implementation process on the FERC level, FERC's natural gas regulatory efforts have turned towards a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable to these regulatory initiatives include (i)two new generic initiatives seeking industry input regarding the pricing, availability, and terms of service for both the short-term and long-term natural gas capacity markets, (ii) FERC's ongoing efforts, aided by the participation of various industry segments through the rulemaking process that resulted in Order No. 587 and its successor orders, to implement uniform standards for electronic bulletin boards, electronic data exchange, and basic business and operational practices of the pipelines, (iii) the issuance of merger policy statement as well as the consideration and relatively expedient approval of surge in merger applications (especially a number of so called "convergence" mergers between electric utilities and gas companies), (iv) increased acceptance of marker and other non-cost-based rates, such as negotiated rates, for interstate pipeline transmission and storage capacity, (v) a newly modified rate-of return on equity policy for interstate pipelines, and
(vi) the examination, through a number of formal rulemaking proceedings, of certain general topics affecting the current energy industry (including a review of regulation governing EX-PARTE communications, a proposed collaborative process for energy facility applications, an updated landowner notification procedure for pipeline environmental assessments, and the proposed elimination of a number of outdated filing and reporting requirements for pipeline certification applications).

         In addition to natural gas regulatory concerns, the FERC's unbundling of the wholesale electric industry through generic rulemaking proceedings in Order Nos. 888 and 889 and their successor orders may impact the natural gas industry. The unbundling of the wholesale electric industry, along with the recent trend toward the implementation of regional system operators and associated power exchanges, have already been recognized as forcing electric utilities to seek out more competitive sources of (or alternatives to ) supplies for their gas-fired generation units.

         Numerous states have implemented statutory and regulatory initiatives requiring local distribution companies (LDC's) to develop (to various degrees) unbundled transportation and related service options and rates. Typically, these programs are designed to allow the LDC's commercial, industrial, and in more and more cases, residential customers to have access to transportation service on the LDC, coupled with an ability to select third party city gate gas suppliers. Similarly, several states are also addressing the unbundling of the retail electric markets, ranging from the consideration of initial unbundling proposals to permitting, in varying degrees, the implementation of programs allowing direct retail access. These developments have already led a number of industry participants to redirect significant marketing resources to these emerging energy markets.

         ENVIRONMENTAL REGULATION. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. In particular the Company's oil and gas exploration, development production and EOR operations, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing, recovering or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the cost of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells and other facilities. The Company has expended significant resources, both financial and managerial, to comply with environmental regulations and permitting requirements and anticipates that it will continue to do so in the future in order to comply with stricter industry and regulatory safety standards such as those below. Although the Company believes that its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in substantial costs and liabilities in the future. Although the resulting costs cannot be accurately estimated at this time, these requirements and risks typically apply to companies with types quantities and locations of production similar to those of the Company and to the oil and gas industry in general.

         OFFSHORE PRODUCTION. Offshore oil and gas operations are subject to United States Department of Interior, the Department of Transportation, The United States Environmental Protection Agency (EPA) and certain state agencies. In particular the Federal Water Pollution Control Act of 1972, as amended, (FWPCA) imposes strict controls on the discharge of oil and its derivatives into navigable waters. The FWPCA provides for civil and criminal penalties for any discharges of petroleum in reportable quantities and, along with the Oil Pollution Act of 1990 and similar laws, imposes substantial liability for the costs of oil removal, remediation and damages.

         SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. The persons include the owner of operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs the incur. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA'S definition of "hazardous substances". The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

         AIR EMISSION. The operations of the Company are subject to local, state and federal regulations for the control emissions from sources of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as result of new regulatory developments. In particular the 1990 Clean Air Act Amendments impose additional requirements that may affect the Company's operations, including permitting of existing sources and control of hazardous air pollutants. The Company has been and may in the future be subject to administrative enforcement actions for failure to comply strictly with air regulations or permits. These administrative actions are generally resolved through the payment of a monetary penalty and the correction of any identified deficiencies. Alternatively, regulatory agencies may require the Company to forego construction or operation of certain air emission sources.

         OTHER. The Company is subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

ADMINISTRATION

           OFFICE FACILITIES. The Company currently leases approximately 8,410 square feet of office space on the fifth floor of an office facility in Houston, Texas. The lease began on January 15, 1999 for a term of 5 years, expiring on January 31, 2004. The base rental rate for the period of February 1, 2002 through January 31, 2003 is $12,053.75 per month. The rate will escalate $611 per month to $12,664.75 for the final year.

           EMPLOYEES. As of December 31, 2001 the Company had 18 full time employees and no part time employees. The Company has 13 employees at its office in Houston and five field employees in New Mexico. None are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.    PROPERTIES

           On December 31, 2001, the Company held a working interest in 166 gross (60.7 net) producing oil and gas wells, and held 40,113 gross (12,907 net) developed acres and an additional 1,239 gross (1,239 net) undeveloped acres. The proved reserves net to the company's interest were 4.51 million barrels of oil and 8.38 billion cubic feet of gas (5.91 million barrels of oil equivalent). The properties were located in the Four Corners region of the Rocky Mountains, the Gulf of Mexico and the Gulf Coast of Louisiana.


RESERVES

           The following table sets forth information regarding changes in the Company's estimates of proved net reserves from January 1, 1999 to December 31, 2001.


                                                                INCREASE (DECREASE)
                                   --------------------------------------------------------------------------------------

                                    BALANCE AT     REVISIONS     PURCHASES                   SALES OF
                                   BEGINNING OF   OF PREVIOUS   OF MINERALS                MINERALS IN     BALANCE AT
                                      PERIOD       ESTIMATES      IN PLACE     PRODUCTION     PLACE       END OF PERIOD
                                   -------------- ------------- ------------- ------------ -------------- --------------
   PROVED NET RESERVES
   1999
   Oil (Bbls)                            -             -          11,090,989       (8,623)    (6,488,229)      4,594,137
   Gas (Mcf)                             -             -             -             -              -              -
   Oil Equivalents (Bbls)                -             -          11,090,989       (8,623)    (6,488,229)      4,594,137

   2000
   Oil (Bbls)                          4,594,137     (676,337)       692,890      (53,290)        -            4,557,400
   Gas (Mcf)                             -             -           5,180,604      (79,304)        -            5,101,264
   Oil Equivalents (Bbls)              4,594,137     (676,337)     1,556,324      (66,507)        -            5,407,611

   2001
   Oil (Bbls)                          4,557,400     (109,272)       221,850     (161,187)        -            4,508,791
   Gas (Mcf)                           5,101,264        50,088     3,622,861     (395,558)        -            8,378,655
   Oil Equivalents (Bbls)              5,407,611     (100,924)       825,660     (227,113)        -            5,905,234


           The following table sets forth information regarding changes in the Company's estimated proved developed reserves and estimated future net revenues at December 31 for each of the years 1999 through 2001.



                                                                      FOR THE YEAR ENDED DECEMBER 31
                                                              -----------------------------------------------
    PROVED DEVELOPED RESERVES                                      2001            2000            1999
                                                              --------------- ---------------- --------------
    Oil (Bbls)                                                     1,253,477        1,590,000      1,152,326
    Gas (Mcf)                                                      3,049,998        4,977,900              -
    Oil Equivalents(Bbls)                                          1,761,810        2,419,650      1,152,326
    Estimated Future Net Revenues                                $34,436,000     $101,851,000    $89,044,000
    Estimated Present Value of  Future Net Revenues              $13,012,000      $62,042,000    $31,708,000
    Prices Used to Determine Future Net Revenues:
         Oil  (Per Bbl)                                               $16.60           $23.39         $22.90
         Gas (Per Mcf)                                                 $2.42            $9.97              -


           The following table sets forth summary information with respect to the company's estimated proved oil and gas reserves by region at December 31, 2001.

                                                    PRESENT            BARRELS            MCF OF
PROVED RESERVES                                      VALUE              OF OIL              GAS              CAPITAL
                                                 --------------      -------------      ------------      --------------
Horseshoe Gallup Field
        Developed                                   $(775,000)             57,000                 -            $841,000
        Developed Non-producing                     $5,020,000            688,000                 -          $1,037,000
        Undeveloped                                 $5,914,000          2,930,000                 -         $10,855,000
                                                 --------------      -------------      ------------      --------------
        Total                                      $10,159,000          3,675,000                 -         $12,733,000

Gulf of Mexico
        Developed                                 $(5,009,000)            383,000         1,337,000          $4,782,000
        Developed Non-producing                       $730,000            125,000         1,714,000            $631,000
        Undeveloped                                 $3,608,000            103,000         1,693,000            $503,000
                                                 --------------      -------------      ------------      --------------
        Total                                       $(671,000)            611,000         4,744,000          $5,916,000

Bayou Bouillon Field
        Developed                                            -                  -                 -                   -
        Developed Non-producing                     $3,524,000            222,000         3,635,000          $4,938,000
        Undeveloped                                          -                  -                 -                   -
                                                 --------------      -------------      ------------      --------------
        Total                                       $3,524,000            222,000         3,635,000          $4,938,000

           Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods. The 1999 reserves were evaluated by Huddleston and Associates, the 2000 reserves by Ryder Scott Company, and the 2001 reserves by internal engineers.

           Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of production costs (including production taxes, ad valorem taxes and operating expenses) and future development cost. Such calculations, which are prepared in accordance with the Statement of Financial Accounting Standards Number 69 "Disclosures about Oil and Gas Producing Activities" are based on cost and price factors as of December 31. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain as forecast. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties.


PROPERTY DESCRIPTION

           The Company's reserves at year-end were located in three regions; the Four Corners area of the Rocky Mountains, the Gulf of Mexico, and the Louisiana Gulf Coast. Specifically, the Company has two waterflood units in San Juan County, New Mexico at the Horseshoe Gallup Field (Northeast Hogback Unit and Horseshoe Gallup Unit), three blocks in federal waters off the Louisiana coast (Vermillion Block 331 Field, West Delta Block 79 Field, and West Delta Block 86 Field), and the Bayou Bouillion Field in Saint Martin and Iberville Parishes of Louisiana.

           The company operates 118 producing oil wells at Horseshoe Gallup Field with a 41% working interest. The Company is currently in negotiations with the other working interest owners to settle the outstanding joint interest billings on this field. As a result of these negotiations, as of May 8, 2002 owners representing 10.5% of the total interest have agreed to assign their interest back to us in settlement of the billings.

           The Horseshoe Gallup Field, which was initially developed on a forty-acre spacing by Atlantic Richfield in the late 1950's with waterflooding initiated in the early 1960's, produces from Cretaceous age Gallup Sands at depths of 1,000 to 2,000 feet. Production to date is over 34 million barrels of oil. A highly successful 20 acre down spacing pilot project was conducted during the 1970's by Atlantic Richfield. This project indicates that significant remaining reserves can be recovered from the field by down spacing the entire field. The company has drilled and completed three wells and worked over eleven wells at the field since acquiring the property in 1999, with similar results to the initial pilot project. The company presently has 198 proven undeveloped locations booked at the field with 36 of those locations staked and 6 of those permitted.

         On February 8, 2002 the Company signed a Contract with BC&D Operating Company to purchase their interest in certain oil and gas properties located in the Hospha Field in northwest New Mexico's McKinley County. The parties have signed a purchase and sale agreement detailing the terms of the $4,250,000 cash and stock purchase price. The Company will acquire all of BC&D's working interest and operate the properties, which are currently producing 400 barrels of oil and is expected to produce 5,000+ mcf of gas per day. In addition to the existing proved reserves and cash flow, a fleet of drilling and work over equipment is included. This equipment will allow the company to drill and produce its leases in the Four Corners area without outside vendors for those specific services. It is anticipated that this will greatly reduce the costs of operation and development of the company's leases in this area.

           In November 2000, the company purchased an operated Gulf of Mexico package from Marathon Oil Company, which included Vermillion Block 331, West Delta 79 and West Delta 86 Fields. Prior to closing Amerada Hess was elected operator of the properties. Production at the fields has performed as initially projected. Additional field potential, both developed and undeveloped, has been identified by the Company. However, the costs associated with Amerada Hess's operations have greatly exceeded the Company's initial projections, in fact they have also greatly exceeded Marathon's historical cost, and as a result have had a tremendous negative impact on the company.

           The company acquired a package of properties at Bayou Bouillion Field from MTBB Acquisition Company during December 2001. The package includes three proven undeveloped locations, as determined by Ryder Scott Company, and additional probable and possible reserves as well as the potential for a 3D survey.


PRODUCING WELLS AND DEVELOPED ACREAGE

PRODUCING WELLS

           The following table shows the number of gross and net producing wells by area and field that the Company had as of December 31, 2001.

                                                             OIL WELLS              GAS WELLS             TOTAL WELLS
                                                         -------------------    ------------------     -------------------
   AREA OR STATE              FIELD                       GROSS      NET         GROSS      NET         GROSS      NET
   -----------------------    -----------------------    --------- ---------    --------- --------     --------- ---------
   Gulf of Mexico             Vermilion Blk 331             10       2.5           3        0.8           13       3.3
                              West Delta Blk 79             29       7.3           3        0.8           32       8.1
                              West Delta Blk 86              0       0.0           3        0.9            3       0.9

   New Mexico                 Horseshoe Gallup             118      48.4           0        0.0          118      48.4
                                                         --------- ---------    --------- --------     --------- ---------

   Total                                                   157      58.2           9        2.5          166      60.7
                                                         ========= =========    ========= ========     ========= =========


DEVELOPED ACREAGE

           The following table shows the location of our gross and net working interests on developed acreage as of December 31, 2001.

                                                                                ACREAGE
                                                                        ------------------------
          AREA OR STATE                      FIELD                         GROSS            NET
          -------------------------------    -----------------------    ---------      ---------
          Gulf of Mexico                     Vermilion Blk 331             7,500          1,875
                                             West Delta Blk 79             9,375          2,344
                                             West Delta Blk 86             7,630          2,289

          New Mexico                         Horseshoe Gallup             15,608          6,399
                                                                        ---------      ---------
          Total                                                           40,113         12,907
                                                                        =========      =========



UNDEVELOPED ACREAGE

           The following table shows the location of our gross and net working interests on undeveloped acreage as of December 31, 2001.

                                                                     ACREAGE            EXPIRATION OF NET ACREAGE
                                                                 -----------------     -----------------------------
      AREA OR STATE                     FIELD                     GROSS     NET          2002      2003      2004
      ------------------------------    ---------------------    -------- --------     --------- --------- ---------
      Louisiana                         Bayou Bouillon            1,239    1,239        1,239       -         -

                                                                 -------- --------     --------- --------- ---------
      Total                                                       1,239    1,239        1,239       -         -
                                                                 ======== ========     ========= ========= =========



DRILLING AND WORKOVER ACTIVITY

           The following table summarizes our drilling and workover activities during the last three years.


                                                     2001                        2000                         1999
                                            ------------------------   -------------------------    -------------------------
                                              GROSS         NET           GROSS         NET           GROSS         NET
                                            ----------- ------------   ------------ ------------    ----------- -------------

  DRILLING ACTIVITY
  DEVELOPMENT WELLS
       New Mexico Area
          Horseshoe Gallup Field
          Northeast Hogback Unit                1           0.4             2           0.8             1           0.4

  EXPLORATORY WELLS    -   NONE                 -            -              -            -              -            -
                                            ----------- ------------   ------------ ------------    ----------- -------------
  TOTAL                                         1           0.4             2           0.8             1           0.4
                                            =========== ============   ============ ============    =========== =============


  WORKOVER ACTIVITY
       New Mexico Area
          Horseshoe Gallup Field                5           2.1             6           2.5             -            -

       Gulf of Mexico Area
          West Delta Block 79 Field             5           1.3             -            -              -            -
                                            ----------- ------------   ------------ ------------    ----------- -------------
  TOTAL                                         10          3.4            6.0          2.5             -            -
                                            =========== ============   ============ ============    =========== =============


ITEM 3.    LEGAL PROCEEDINGS

           The Company is a named defendant in several lawsuits arising in the ordinary course of business. While the outcome of these lawsuits against the Company cannot be predicted with certainty, in the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's financial condition or results of operations. At this time the Company cannot reasonably estimate the amounts of such losses.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's shareholders in the fourth quarter of 2001.

                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The first quarter of 2001 brought many changes for Regent Energy Corporation ("Regent" or the "Company"). On March 9 shareholders approved a transaction with NPC Holdings in which each share of Vulcan Minerals & Energy common stock became the right to approximately three shares of NPC Holdings, which had changed its name on this same day to Regent Energy Corporation. As a result of this transaction, Vulcan became a wholly owned subsidiary of NPC (now Regent), a publicly traded company. Our stock is now traded on the OTC Bulletin Board under the symbol RGEY. The following table sets forth the high and low reported closing prices per share of the Company's common stock for the quarterly periods indicated. Prior to March 9, 2001 the Company's stock was not publicly traded.

                                              PRICE RANGE
                                       ---------------------------
                                           HIGH            LOW
                                       -----------    ------------
               2001
                 First Quarter........... $  7.00     $3.25
                 Second Quarter..........    5.48      2.50
                 Third Quarter...........    4.00      2.50
                 Fourth Quarter..........    2.70      0.93


         During March 2000, the Company authorized a .72-to-1 stock dividend for owners of record as of April 30, 2000. This stock dividend was accounted for in the same manner as a stock split. In November 2000, the Company authorized a 1-for-2 reverse stock split. On October 24, 2001 the Board of Directors declared a stock dividend of .51-to-1 for owners of record as of October 24, 2001 and who had previously received a stock dividend of .72 shares on April 30, 2000.

         Except for the distributions of shares of common stock described above, the Company has not paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

         At December 31, 2001 the Company had approximately 1,690 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's areas of operations are in the Four Corners Area of New Mexico and the Outer Continental Shelf Area of the Gulf of Mexico. The Company conducts production and development operations in these areas. The Company also owns leases with proved reserves in St. Martin and Iberville Parishes in South Louisiana.

ACQUISITIONS OF ADDITIONAL INTERESTS CURRENTLY BEING PURSUED

         The Company is currently involved in several major opportunities that will establish a solid foundation for our core business of oil and gas acquisition and development as well as diversifying into other energy related ventures that will add strength and stability to the Company's cash and income generating assets.

         In February 2002, the Company executed a purchase and sale agreement with BC&D Operating Company to purchase their interests in their Hospha, New Mexico operations. The total price to be paid is $4,250,000, which will be paid $2,500,000 in cash and $1,750,000 in Regent stock priced on the day of closing, plus 200,000 additional shares. This sale includes all oil and gas assets as well as oil and gas service equipment for use in the field. The Company plans to integrate the field equipment from BC&D into its Horseshoe Gallup and Northeast Hogback operations in the Four Corners area of New Mexico. This consolidation of equipment will significantly reduce operating expenses for the Company's New Mexico properties.

         We believe that with the addition of the BC&D properties, the Company will have a very strong platform for continued growth through other acquisitions as well as possessing the financial strength to look at a wider array of acquisitions and other business opportunities. Acquisitions are key to the profitability of the company and will a focus of management going forward.

GENERAL

         As an independent oil and gas producer, the Company's results of operations, income and cash flow are derived as the difference of prices received for oil and gas and the costs of finding and producing these resources. Crude oil prices are subject to many factors including fluctuations in the supply and demand on a domestic and global basis, world wide political situations as it affects OPEC, the Middle East and other oil producing countries.

RESULTS OF OPERATIONS

         The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and average expenses for the Company's oil and natural gas operations for the periods shown:



                                                            FOR THE YEAR ENDED DECEMBER 31
                                                   ------------------------------------------------
                                                       2001              2000             1999
                                                   ------------      ------------      ------------

FINANCIAL DATA:
Revenues:
     Oil and condensate                            $  3,792,304      $  1,488,818      $    164,838
     Natural Gas                                      1,709,287           351,845              --
     Hedging                                            451,467              --                --
                                                   ------------      ------------      ------------
          Total revenues                           $  5,953,057      $  1,840,663      $    164,838

Net cash used by operating activities                (2,217,798)       (4,884,392)       (1,408,201)
Net cash used by investing activities                (1,934,764)      (12,496,516)       (2,894,836)
Net cash provided by financing activities             4,125,073        17,184,410         4,496,267

NON-GAAP FINANCIAL DATA:

EBITDA (a)                                         $ (4,277,409)     $ (2,926,159)     $ (1,664,673)

AVERAGE DAILY PRODUCTION VOLUMES:
     Oil and condensate (Bbls/day)                        441.6             146.0              23.6
     Natural gas (Mcf/day)                              1,083.7             217.3              --
     Total (Boe/day)                                      622.2             182.2              23.6

PRODUCTION VOLUMES:
     Oil and condensate (Bbls)                          161,187            53,290             8,623
     Natural gas (Mcf)                                  395,558            79,304              --
     Total Boe                                          227,114            66,507             8,623

AVERAGE REALIZED PRICES: (b)
     Oil and condensate (per Bbl)                  $      23.53      $      27.94      $      19.12
     Natural gas (per Mcf)                                 4.32              4.44              --

EXPENSES (PER BOE)
     Lease operating                               $      15.68      $      13.50      $      33.44
     Production and severance taxes                        0.31              1.14              1.65
     Depreciation, depletion and amortization,             7.24              6.80              6.21
       excludes ceiling test adjustment
     General and administration                           18.64             74.29            179.08


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

         Significant factors that had a negative impact on the Company's annual results were:


         - $3,003,000 in LOE expense for the offshore properties. Amerada Hess, the operator of the offshore properties, continues to be a high cost operator. Our annual net average cost was $15.22 per BOE.

         - Year-end ceiling test adjustment. As a result of the low year-end prices for oil and gas products, the Company took a one time write down on its oil and gas properties in the amount of $2,220,000.

         - $5,316,300 in financing costs, of which $2,733,837 was associated with the issuance of convertible notes and $236,000 was associated with warrants issued to a creditor, Generation Capital Associates. $4,187,835 of these costs were non cash.

         - $1,276,000 in interest costs associated with long term and convertible debt.

         - $1,300,000 allowance for uncollectible joint interest receivables from working interest owners on the Horseshoe Gallup and Northeast Hogback properties in New Mexico.

         Included in G&A of $4,234,002 was $1,225,430 of legal, accounting, market support and other non-recurring expenses. It is anticipated that future legal and accounting expenses will run approximately $90,000 per quarter. In November 2001 Management began a restructuring program to reduce both G&A and operations expenses. Since that time four positions have been eliminated, two at the field and two in the Houston office, or 22% of our work force. It is anticipated that several additional positions will be eliminated in the Houston Office within the next several months. In addition, Management is reviewing all expenses for additional savings in an effort to increase profit levels.

YEAR ENDED DECEMPBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         All significant increases in revenue, production volumes, lease operating expenses and DD&A as discussed below are a result of the addition of the Marathon offshore properties in November 2000.

         Oil and natural gas revenues increased from $1.8 million in 2000 to $5.5 million in 2001, an increase of $3.7 million, or 206%. In addition, the Company made $451,467 on oil and gas hedging contracts in 2001 versus $50,411 in 2000. Production volumes for oil and condensate increased from 53,290 Bbls in 2000 to 161,187 Bbls in 2001, an increase of 107,897 Bbls, or 202%. Production volumes for natural gas increased from 79,304 Mcf in 2000 to 395,558 Mcf in 2001, an increase of 316,254, or 399%. The increase in total production increased revenues by $3.7 million. This increase was partially offset by a 15.8% decrease in the average realized price received for the Company's oil and condensate.

         The Company realized an average oil price of $23.53 per Bbl and an average gas price of $4.32 per Mcf during 2001. Net of commodity swap results, the Company realized average prices of $25.51 per Bbl and $4.66 per Mcf. For 2000 the Company realized an average oil price of $27.94 per Bbl and $4.44 per Mcf.

         Lease operating expenses increased from $897,696 in 2000 to $3,560,646 in 2001, an increase of $2,662,950, or 297%. On a per Boe basis, lease operating expenses increased from $13.50 in 2000 to $15.68 in 2001, an increase of $2.18, or 16%.

         Depreciation, depletion, and amortization ("DD&A") expense increased from $452,461 in 2000 to $1,643,286 in 2001, an increase of $1,190,825 or 263%.
This was the result of higher oil and gas production volumes. The unit of production rate increased from $6.80 per equivalent barrel in 2000 to $7.24 per equivalent barrel in 2001. In addition, as a result of the low year-end prices for oil and gas products, the Company took a one time write down (ceiling test adjustment) on its oil and gas properties in the amount of $2,220,000.

         General and administrative expenses for 2001 were $4,234,002 as compared to $4,940,960 for 2000, a decrease of $706,958 or 14.3%. This decrease was primarily due to lower stock based compensation in 2001.

         The Company incurred a net loss of $14,339,556 in 2001 as opposed to a loss of $6,392,630 in 2000 as a result of the factors described above. Other significant contributors to the 2001 loss were discussed in the previous section.

MARKET RISK MANAGEMENT

         During 2001 Regent entered into two separate swap agreements to limit its exposure to fluctuations in commodity prices. The natural gas swap agreement was for 30,000 mbtu per month at a price of $4.775/mbtu for 2001 and 20,000 mbtu per month at a price of $4.11/mbtu for 2002. This agreement was terminated by Bank One on July 2, 2001 and on July 24, 2001 a new 3 month floor contract was entered into with Equiva Trading Company for the sale of 20,000 mmbtu per month at a floor price of $2.75 per mmbtu. The oil swap agreement is for 10,500 barrels per month at a price of $28.50/bbl for 2001, 9,500 barrels per month at a price of $24.30 for 2002 and 6,000 barrels per day at a price of $22.29 for 2003. The agreements account for 81% and 78% of production volumes for gas and oil respectively for 2001.

         During 2001 the Company received approximately $132,492 on its natural gas swap contracts and $318,975 on its oil swap contract. Based on futures market prices at December 31, 2001, the Company would expect to receive approximately $488,114 on the oil swap contract during the remainder of the contract term.

         As mentioned above, on July 2, 2001 the Company was notified by Bank One that they intended to execute the "Early Termination" clause of the "Master Agreement" on the natural gas swap contract. The amount due and payable by Bank One to the Company (the "Early Termination Amount") was $329,212. Per the terms of the Credit Agreement dated November 14, 2000 between Bank One and the Company, Bank One advised that they would execute their option to set-off the Early Termination Amount against the amount owing by the Company to them. All details associated with the cancellation of this contract have been reflected in the financial statements. The income effect associated with the cancellation was an unrealized loss on derivative instruments of $73,883.

         On July 24, 2001 the Company entered into a new swap agreement with Equiva Trading Company for the sale of natural gas. The agreement provided for a floor price of $2.75 per mmbtu on volume of 20,000 mmbtu per month for a period of 3 months (August through October). The cost to the company was $.17 per mmbtu. There was no cost or penalty to the Company when prices were greater than $2.75 per mmbtu. There was no income attributable to this contract in August. However, the Company recognized income of $9,100 in September and $18,400 in October.

         On September 26, 2001 the Company entered into a second swap agreement with Equiva Trading Company for the sale of natural gas. The agreement provided for a floor price of $2.44 per mmbtu on volume of 25,000 mmbtu per month for a period of 2 months (November and December). The cost to the Company was $.30 per mmbtu. There was no cost or penalty to the Company when prices were greater than $2.44 per mmbtu. The income associated with this contract was nominal.

         The Company does not have any gas swap agreements in place at this time for 2002.


CAPITAL RESOURCES AND LIQUIDITY

         In connection with our acquisition of the Marathon properties, in November 2000 we entered into a loan agreement with Bank One to provide us with a secured reducing revolving credit facility of up to $25 million, subject to borrowing base availability, for the acquisition and development of oil and gas properties. The loan is secured by a mortgage on the properties acquired in the Marathon acquisition and bears interest at the lender's prime rate of interest plus 1.0%. We initially borrowed $6 million under the credit facility to close our acquisition of the Marathon properties, however, such amount has been amortized under the terms of the note at $175,000 per month with $3.3 million outstanding at December 31, 2001. The initial borrowing base was $6.0 million, and under the terms of the agreement, has been reduced by $175,000 per month. There is no additional borrowing base available at this time. At December 31, 2000 and 2001 the Company was not in compliance with the current ratio or the debt coverage ratio as defined in the credit agreement. The Company did not receive a waiver of these covenants. In the second, third, and fourth quarters of 2001 the loan agreement provided that the Company pay $1,575,000 in principal. The Company paid $1,845,000 instead during that period. However, the bank applied the excess payments against the back end of the loan instead of against the current payment schedule. This left a balance owed of $688,000 at December 31, 2001. The Company has assigned the proceeds from the properties securing the loan to the bank as a way to make additional payments, and has engaged an investment banker to sell the properties, which are collateral for the loan, and apply the proceeds to the Bank One loan. As a result the interest rate has been increased to prime plus 5.0%. The effective interest rate charged during 2001 was 8.83%, and the Company is current on the interest payments.

         In connection with the acquisition of the Marathon Properties, we entered into a loan agreement with Equiva Trading Company under which we borrowed $1.7 million for a three-year term at 14% interest per annum. As security for this loan the Company has assigned to Equiva, payments from Giant Refining Company that are attributable to the Company's interest in production from the Horseshoe Gallup and NE Hogback Unit. Equiva will remit to us the amount due from Giant after deducting monthly principal and interest of $58,893 plus ten cents per net revenue interest barrel. The Company is current on its' principal and interest payments on this note.

The Company renegotiated a $2.5 million demand note with Parawon Corporation in March 2001 to provide for interest only payments through April 30, 2001, at a rate of 18% for January 2001 and 12% from February 1, 2001 through April 30, 2001. For additional security on this note, Mr. Ehrman granted 300,000 shares from his personal account to Parawon Corporation. As set forth in the note, because the note was not repaid by May 1, 2001, the interest rate reverted to 18% and the Company must pay the note in 35 monthly installments of $70,000 plus interest with a final installment of the remaining balance of $50,000 in the 36th month. The Company was unable to make three of the scheduled payments on this note during 2001, leaving a balance due of $210,000 in principal, and $78,943 in interest. The note is subordinate to the $6,000,000 note to Bank One, is partially collateralized by the New Mexico properties, and is guaranteed by the Company's president.

         The Company executed a promissory note effective March 1, 2001, in the original principal amount of $800,000, payable in full on or before August 28, 2001 at an interest rate of 6% annually with monthly interest payments to begin April 2, 2001. The Company was granted a 90 day extension on the repayment of the note, until November 28, 2001. The note is for the benefit of Generation Capital Associates ("GCA"), and is personally guaranteed by John Ehrman. In conjunction with the promissory note, the Company entered into collateral agreements which provide for the following: (a) replacement of this note with convertible notes to be issued to accredited investors in the same aggregate amount, (b) the issuance of warrants for 360,000 shares as follows: (i) warrants for 200,000 shares to the note holder(s), (ii) warrants for 80,000 shares to Bathgate McColley Capital Group, LLC, the placement agent by GCA, (iii) warrants for 80,000 shares to GCA for document preparation fees, (c) registration rights as to the warrants, the convertible notes and the shares of common stock underlying the warrants and convertible notes. The strike price of the warrants and the conversion price of the notes is $1.50 per share (subject to reduction if the registration statement, which has not yet been filed, is not filed by April 30, 2001). The issuance of the warrants will give rise to a material charge to interest over the term of the loan. The agreement provides that if the original promissory note is not replaced by convertible notes by March 31, 2001 (which replacement has not yet occurred) a 10% net profits interest in the properties that the Company acquired from Marathon Oil Company ("NPI") is payable to GCA monthly from March 1, 2001 until the original promissory note is replaced by the $800,000 convertible notes or repaid. GCA has indicated its willingness to waive (a) this 10% NPI if the convertible notes are placed by June 15, 2001, and (b) some portion of the penalty for late filing of the registration statement, although there is no formal documentation of either waiver at this time. Pursuant to the March 1, 2001 Letter Agreement, the Company, on July 24, 2001 issued 200,000 warrants at an exercise price of $1.50 per share to GCA. It is the Company's position that no other warrants are due on the March 1, 2001 Letter Agreement. The Company does not intend to use the financing available under the Financing Terms Agreement. The Net Profits from the Marathon properties are negative for the period March through December 2001, thus no payment is due to GCA. It is the Company's position that no further shares, warrants or compensation are owed under the March 1, 2001 Letter Agreement or the Financing Terms Agreement.

         During November 2001 and February 2002 the Company entered into two short term loan agreements in order to secure funds for operating needs on the Horseshoe Gallup and Northeast Hogback fields. On November 28, 2001 the Company entered into a 90 day 12% promissory note with Energy Investors L.L.C. for $482,625. Interest was due in three monthly installments with the principal due in full at maturity. On February 11, 2002 the Company entered into a second loan agreement with Energy Investors, L.L.C. This agreement provided for $250,000 at an interest rate of 12% for a period of 30 days. Mr. Ehrman granted Energy Investors L.L.C. 500,000 of his personal shares as collateral for the $250,000 loan. As of May 16, 2002 both loans are still outstanding.

         During 2001 the Company issued $5,620,000 of convertible notes (convertible to Regent common stock). The notes are due in 24 months from the date of issuance and require interest only payments on a quarterly basis at rates ranging from 6% to 10% per annum to investors. During the two-year period the notes can be converted to common stock of the Company at any time at the option of the payee at prices ranging from $2.50 to $3.50 per share. However, the Company may force conversion when and if the Company's common stock price averages $5.00 per share or more for more than sixty days. The notes are convertible into 1,749,890 shares of common stock. During the 4th quarter, in order to induce conversion of the notes, the conversion rates were revised to current market prices. As a result, $4,395,000 in convertible notes were converted to 3,460,705 shares of common stock at rates ranging from $1.19 to $1.38 per share. In addition, accrued interest on these notes was converted into 48,019 shares of common stock. At the end of 2001 there are $1,225,000 of convertible notes remaining that are convertible into 389,048 shares based on original conversion terms.

         As a result of the issuance of the convertible notes, the Company paid $573,510 in commissions during the year and incurred $413,041 in conversion costs. Commissions of $474,188 were expensed in 2001 and the remaining $99,322 has been deferred and will be expensed over the remaining life of the applicable notes. The conversion costs reflect the amount by which the fair value of the Company's common stock exceeded the conversion price on the date of funding. The notes were immediately convertible. As a result, the entire $413,041 was expensed at funding.

         Detachable stock warrants were issued to the payees of the convertible notes. A total of 661,900 warrants have been issued, 329,500 at an exercise price of $1.00 per share and 332,400 at an exercise price of $1.50 per share. The warrants are exercisable for a term of three years from the date of the applicable convertible note. The fair value of the warrants was determined to be $1,521,904 using the Black Scholes Option Pricing Model with the following assumptions: interest rate 5%; volatility 272%; dividend rate 0%. This deferred financing cost has been recorded as a reduction to the carrying value of the convertible notes, and $1,288,768 has been amortized through December 31, 2001. Through the end of the year 579,900 warrants have been exercised.

         During the fourth quarter of 2001 and the first quarter of 2002, in addition to using cash flow from operations, the Company has been using private convertible debt financing secured during the fourth quarter (discussed above) to make principal and interest payments. We are actively pursuing our options to raise capital through debt and/or equity to cover these payments as well as any other short falls in operating cash needs. We are in continuing negotiations with certain accredited investors, who are also current shareholders, with respect to private placements of equity, debt or a combination of both, although no such arrangements have been finalized. We believe we will be successful in raising the required capital and expect to have funds sufficient to cover all of our requirements through the second quarter of 2002. In addition, we are exploring the replacement of our Bank One note in the original principal amount of $6 million and the $2.5 million Parawon note described above with equity or convertible debt in the next several months. If the Company is unsuccessful in raising the full amount of capital that it is currently negotiating then additional reductions will be made to capital and G&A spending.

         In the fourth quarter 2001 and the first quarter 2002 the Company assigned it's revenues from it's oil and gas properties to it's creditors in satisfaction of debt obligations. As such the Company has no working capital with which to service ongoing corporate obligations. The Company is currently arranging alternative financing to satisfy this need. In the event that the Company can not secure such financing arrangements the Company faces a going concern issue.

SUBSEQUENT EVENTS

         On January 16, 2002, the Company executed a term sheet with Dynamic Finance of Los Angeles, California for $7.5 million of convertible debt. The $7.5 million was to fund the HGU/NEHU development (after refinancing) and was to fund the BC&D acquisition and development. In March 2002 the agreement was terminated.

         In February 2002, the Company accepted a loan from Energy Investors LLC in the amount of $250,000. Net proceeds after payment of expenses due Energy Investors was $190,000+. The funds were used for ongoing corporate expenses.

         On February 8, 2002, the Company executed a purchase and sale agreement with BC&D Operating Company located in Hobbs, New Mexico to purchase the assets of BC&D located in Hospah, New Mexico. The total price to be paid is $4,250,000, which will be paid $2,500,000 in cash and $1,750,000 in Regent stock priced on the day of closing, plus 200,000 additional shares. This sale includes all oil and gas assets as well as oil and gas service equipment for use in the field. The Company plans to integrate the field equipment from BC&D into its Horseshoe Gallup and Northeast Hogback operations in the Four Corners area of New Mexico. This consolidation of equipment will significantly reduce operating expenses for the Company's New Mexico properties.

         On February 26, 2002 the Company executed an agreement with Spark Energy (Midwest Gas) for financing of various oil and gas asset acquisitions. Closing was scheduled for April 1, 2002, but it has since been determined that Spark Energy does not possess the ability to raise the funds necessary to close on the acquisitions that the Company was reviewing. The Company can not go forward with Spark Energy until they show a capacity for funding as was presented to Regent originally.

         On March 8, 2002, the Company filed a form S-8 transferring 6,000,000 freely trading shares of Regent common stock to Gary Chernay, attorney, in exchange for services rendered under a consulting agreement consisting of legal, accounting and acquisition services. An additional 18,000 shares were transferred to Michael Labertew, attorney, for payment of his services in filing the S-8 document.

         On March 11, 2002 the Company executed a financing agreement with Residential Resources, Inc. to provide financing of up to $64.7 Million for certain acquisitions. On May 8, 2002 the acquisition property, which was the subject of the agreement, was withdrawn by the seller. The agreement was terminated with no further liability of the parties.

         On March 11, 2002 the Company executed an agreement, subject to further due diligence, to purchase Putnam Energy, LLC, a company engaged in electric power generation and gas transportation and storage, utilizing 35 million shares of Regent common stock priced at $0.97 per share. Due diligence is ongoing.

         In the fourth quarter 2001 and the first quarter 2002 the Company assigned it's revenues from it's oil and gas properties to it's creditors in satisfaction of debt obligations. As such the Company has no working capital with which to service ongoing corporate obligations. The Company is currently arranging alternative financing to satisfy this need. In the event that the Company can not secure such financing arrangements the Company faces a going concern issue.

INTEREST EXPENSE

         Interest expense for 2001 was $1,276,092 compared to $491,112 for 2000. This increase of $784,980 is due primarily to financing activities related to borrowings for the Marathon acquisition. Interest was paid in 2001 as follows:
Bank One $391,375; Equiva Trading Company $203,378; Parawon Corporation $430,979; accrued interest on convertible debt $147,487; other $102,873. The interest paid in 2000 was primarily due to a previous loan from Parawon Corporation.

FORWARD LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as plan, estimate, budgeted, expect, predict, anticipate, projected, should, assume, believe or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: requirements for capital, fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

ITEM 7.    FINANCIAL STATEMENTS.

MANAGEMENT'S REPORT

         Regent was challenged in 2001. We began by building up an organization which was needed to acquire and manage large projects in the Gulf Coast. Due to anticipated acquisitions and financings that did not occur, it was obvious that Regent had to become much larger or much smaller very quickly. We had no direct control over major expansion due to our dependence on outside funding, but we could control a downsizing exercise for our company.

         The first area of effort toward downsizing was to cut our staff size and resultant salary expense. Salary expense was cut from $1.7 million in 2001 to less than $600,000 for 2002. The President, Mr. Ehrman, is working without salary in 2002 to aid this effort. Some employees took salary reductions and some employees, though highly qualified, were not needed for the company's new direction and subsequently left the company. Other significant cost reductions were made to lower our overall G&A expenses.

         The second leg of our downsizing effort was for the Company to concentrate in only one geographical area. The Four Corners Area of New Mexico is the location of our Horseshoe Gallup and Northeast Hogback production. Since we are trying to sell our offshore Gulf of Mexico properties, we chose to concentrate our efforts in the Four Corners Area. The BC&D properties, which will add significant cash flow and enable us to reduce operating expenses, are in this same area. Since the acquisition of the BC&D properties includes certain oil and gas well service equipment, we expect our operating costs in HGU/NEHU to be reduced by as much as 50% to 66%.

         The third major portion of our effort to downsize is the divestiture of unprofitable properties. Our Offshore properties have been a serious cash drain on the Company for over a year. We purchased the interests from Marathon in November 2000, who was operator at the time. At the time we purchased the properties from Marathon they were clearing approximately $400,000 in cash each month after operating expenses, from which our note payment with Bank One of $175,000 was paid. Subsequent to our purchase of Marathon's interest, Amerada Hess voted themselves in as operator of the properties and began a program of capital and expense spending which has exceeded the revenues that the properties have generated. Accordingly, we are in the process of selling this interest at this time to a company who can perform the work necessary to develop the behind pipe reserves necessary to bring the properties to a positive cash flow position. The proceeds from the sale will be applied to our outstanding debt on this property. We currently owe $3.1 million to Bank One, which is a reduction of $2.1 million on the original note. The sale is expected to close in the second quarter.

         Our books reflect a $3.0 million accounts receivable from working interest owners related to our New Mexico operations. May attempts were made to collect these amounts due, but with no success. In April 2002, the Company made another attempt to collect the amounts due, but we met with very limited success. Recognizing this failure to collect, the Company made an allowance for bad debt of $1.3 million as of December 31, 2001. The collectability of these receivables has had a significant negative effect on the Company's cash position. The Company does have a first priority lien on the assets involved, granted by the participants under an AAPL form operating agreement, and is pursuing all of its legal remedies at this time.

         Additional investments from current shareholders have been advanced and more funds are committed to Regent. Due to these commitments the Company will be able to meet its much reduced expenses and close on the BC&D acquisition, providing us with additional cash flow sufficient to sustain current operations at profitable levels.

         In summary, Regent will be smaller, but much more profitable due to reducing costs, reducing debt load and increases in cash flow and operating profits mainly due to the BC&D acquisition. Additional acquisitions are anticipated for 2002. Accordingly, we believe that the restructured Regent will be highly profitable and will do very well in the days to come.

                            REGENT ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                                December 31,
                                                                     ------------------------------
                                                                         2001              2000
                                                                     ------------      ------------

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $     17,586      $     45,075

Accounts receivable:
     Trade - production                                                   279,212           988,680
     Amounts due from working interest owners, net                      1,513,703         1,695,460
     Officers and stockholders                                             86,015            36,650
     Other                                                                119,087            50,410
Other current assets                                                      379,738           300,374
                                                                     ------------      ------------
          Total current assets                                          2,395,341         3,116,649
PROPERTY AND EQUIPMENT (full cost method for oil and gas
     Properties), net of accumulated depletion, depreciation and
     Amortization of $2,160,491 and $517,205 in 2001 and 2000,
     and net of $2,220,029 ceiling test adjustment in 2001             14,548,223        16,476,774
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS                                 488,114              --
OTHER ASSETS                                                              214,339           255,274
                                                                     ------------      ------------
          Total assets                                               $ 17,646,017      $ 19,848,697
                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                        $    967,412      $    287,521
Current portion of long-term debt                                       6,679,126         6,855,145
Accounts payable:
     Trade                                                              2,484,173         1,575,348
     Related parties and investors                                        527,026           647,700
     Accrued liabilities                                                1,696,130           658,146
Royalties and revenues payable                                            744,662           196,405
                                                                     ------------      ------------
          Total current liabilities                                    13,098,529        10,220,265
LONG-TERM DEBT, less current portion                                      231,872         3,237,214
CONVERTIBLE DEBT, net of discounts of $233,134                            991,866              --
GAS IMBALANCE LIABILITY                                                 1,447,093         1,523,356
STOCKHOLDERS' EQUITY
Common stock, $0 001 par value; 100,000,000 shares authorized;
     32,744,537 and 14,288,543 shares issued and outstanding at
     2001 and 2000                                                         32,744            14,289
Additional paid-in capital                                             26,877,795        14,423,099
Common Stock Held In Escrow                                            (1,124,800)             --
Accumulated deficit                                                   (23,909,082)       (9,569,526)
                                                                     ------------      ------------
          Total stockholders' equity                                    1,876,657         4,867,862
                                                                     ------------      ------------
          Total liabilities and stockholders' equity                 $ 17,646,017      $ 19,848,697
                                                                     ============      ============


         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        FOR THE YEAR ENDED DECEMBER 31
                                                ------------------------------------------------
                                                    2001              2000             1999
                                                ------------      ------------      ------------
OIL AND GAS REVENUES                            $  5,953,057      $  1,840,663      $    164,838

COST AND EXPENSES:
Lease operating expenses                           3,560,646           897,696           288,369
Severance taxes                                       71,153            75,732            14,240
Depletion, depreciation, amortization
   And provision for impairment                    3,863,315           452,461            53,524
Bad debt expenses                                  1,680,943              --                --
General and administrative, of which
    $1,020,447 is stock based in 2000              4,234,002         4,940,960         1,544,175
                                                ------------      ------------      ------------
     Total cost and expenses                      13,410,059         6,366,849         1,900,308

LOSS FROM OPERATIONS                              (7,457,002)       (4,526,186)       (1,735,470)

OTHER INCOME (EXPENSE):
Interest Income                                       13,600             6,558             4,859
Interest expense and financing costs, of
  which $4,187,835 is non-cash in 2001 and
  of which $1,290,235 is stock based in
  2000                                            (6,592,391)       (1,993,563)         (138,914)
Unrealized gain on derivative instruments            373,543              --
Other                                               (791,877)          120,561           304,100
                                                ------------      ------------      ------------
          Total other income (expense)            (6,997,125)       (1,866,444)          170,045

LOSS BEFORE  INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES                                          (14,454,127)       (6,392,630)       (1,565,425)
Deferred income  tax (expense) benefit                  --                --            (291,868)
                                                ------------      ------------      ------------

LOSS BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                   (14,454,127)       (6,392,630)       (1,857,111)
Cumulative effect of accounting change               114,571              --                --
                                                ------------      ------------      ------------

NET LOSS                                        $(14,339,556)     $ (6,392,630)     $ (1,857,111)
                                                ============      ============      ============

LOSS PER SHARE, PRIMARY AND FULLY DILUTED :

Before cumulative effect of accounting
     Change                                     $     (0.553)     $      (0.60)     $     (0.857)
Cumulative effect of accounting change          $      0.004              --                --
     Net  loss                                  $     (0.549)     $      (0.60)     $     (0.857)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
Primary and fully diluted                         26,120,080        10,655,847         2,166,768
                                                ============      ============      ============

         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                For the Year Ended December 31
                                                      ------------------------------------------------
                                                          2001              2000              1999
                                                      ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(14,339,556)     $ (6,392,630)     $ (1,857,111)
   Adjustments to reconcile net loss to net cash
        Used in operating activities:
   Depreciation, depletion and amortization, of
       Which $2,220,029 is a ceiling test
       adjustment in 2001                                3,863,315           452,461            53,524
   Deferred income taxes                                      --                --             291,686
   Gas imbalance make-up                                   (76,263)             --                --
   Stock-based compensation and financing
       Costs                                             5,199,165         2,310,681              --
   Unrealized gain from derivative instruments            (373,543)             --                --
   Cumulative effect of accounting change                 (114,571)             --                --
   Changes in assets and liabilities:
      (Increase) decrease in:
         Trade and other receivables and amounts
             Due from investors                            773,182        (1,976,894)         (674,197)
         Other current assets                              (79,364)           82,303           (97,902)
         Other assets                                      555,445              --                --
      Increase (decrease) in:
         Accounts payable - trade and related
            Parties                                      1,290,754           386,707           933,165
         Other current liabilities                       1,083,638           382,860           (57,366)
      Other, net                                              --            (129,880)             --
                                                      ------------      ------------      ------------
      Net cash used in operating activities             (2,217,798)       (4,884,392)       (1,408,201)
                                                      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to oil and gas properties                   (1,934,764)      (12,262,089)       (3,805,919)
  Purchases of furniture and equipment                        --            (234,427)         (181,347)
  Proceeds from sale of property interests                    --                --           1,217,430
  Other                                                       --                --            (125,000)
                                                      ------------      ------------      ------------
      Net cash used in investing activities             (1,934,764)      (12,496,516)       (2,894,836)
                                                      ------------      ------------      ------------



       SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

                                                              For the Year Ended December 31,
                                                   ------------------------------------------------
                                                       2001              2000              1999
                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes payable                  --           4,904,954         3,097,153
   Repayments of short-term notes payable               679,892        (1,062,315)       (2,217,896)
   Proceeds from long-term debt                         175,000         7,754,319            75,703
   Repayments of long-term debt                      (3,356,361)         (189,797)          (15,201)
   Redemption of common stock                          (509,527)       (1,230,000)             --
   Proceeds from convertible debt, net of
      Expenses                                          710,490              --                --
   Proceeds from exercise of warrants                   944,956           570,000              --
   Proceeds from sale of common stock, net of
      Offering costs of $369,982                      1,050,082         5,822,283         3,492,340
   Proceeds from convertible debt                     4,430,541              --                --
   Increase in accounts payable to related
     parties                                               --             614,966              --
      and investors
   Other                                                   --                --              64,168
                                                   ------------      ------------      ------------
   Net cash provided by financing activities       $  4,125,073      $ 17,184,410      $  4,496,267
                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH  EQUIVALENTS                               $    (27,489)     $   (196,498)     $    193,230

CASH AND CASH EQUIVALENTS, beginning of
   Period                                          $     45,075      $     41,573      $     48,343
CASH AND CASH EQUIVALENTS, end of period           $     17,586      $     45,075      $    241,573
SUPPLEMENTAL CASH  FLOW DISCLOSURES,
   Interest paid                                   $  1,164,136      $    341,002      $    130,071

NONCASH TRANSACTIONS:
   Gas imbalance on properties acquired                    --        $  1,523,356              --
   Notes payable converted to common stock         $  4,430,541      $  2,000,000              --
   Short-term notes payable refinanced as long
       Term debt                                           --        $  2,500,000              --
   Related party debt offset against a related
       Party receivable                                    --        $     68,356              --
   Stock-based financing costs incurred            $  5,028,345      $  1,290,235              --
   Stock-based compensation                        $    170,820      $  1,020,447              --

         SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                  Additional        Common
                                         Common Stock              Paid-In        Stock Held      Accumulated     Stockholders'
                                    Shares          Amount         Capitial        In Escrow        Deficit          Equity
                                 ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 1999         6,743,405           6,743       3,957,681            --        (3,176,896)        787,528

    Net loss                             --              --              --              --        (6,392,630)     (6,392,630)
    Redemption of common stock       (307,249)           (307)       (229,693)           --              --          (230,000)

    Loans converted to common
       Stock                          745,750             746       1,999,254            --              --         2,000,000
    Exercise of warrants              850,155             850         569,150            --              --           570,000
    Sale of common stock,  net
       of Offering costs of
       $975,416                     6,032,757           6,033       5,816,250            --              --         5,822,283
    Warrants issued in
       connection                        --              --           990,234            --              --           990,234
       with debt
    Stock issued in
       connection with Debt           223,725             224         299,776            --              --           300,000
    Stock based compensation             --              --         1,020,447            --              --         1,020,447
                                 ------------    ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 2000        14,288,543          14,289      14,423,099            --        (9,569,526)      4,867,862

    Net loss                             --              --              --              --       (14,339,556)    (14,339,556)
    Redemption of common stock       (207,319)           (208)       (509,319)           --              --          (509,527)
    Loans converted to common
       Stock                        4,233,804           4,234       4,426,306            --              --         4,430,540
    Exercise of warrants            1,370,398           1,369         943,587            --              --           944,956
    Stock exchange with NPC         1,212,820           1,213          (1,213)           --
    Sale of common stock,  net
        of Offering costs of
        $369,982                      542,212             543       1,049,539            --              --         1,050,082
    Warrants issued in
        connection with debt             --              --         2,616,113            --              --         2,616,113
    Stock issued for services       1,370,556           1,370       2,230,953            --              --         2,232,323
    Stock dividend                  9,341,523           9,342          (9,342)           --              --              --
    Stock-based financing
        costs                            --              --           413,044            --              --           413,044
    Stock-based compensation             --              --           170,820            --              --           170,820
    Common stock held in
        escrow                        592,000             592       1,124,208      (1,124,800)           --              --

                                 ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 2001        32,744,537    $     32,744    $ 26,877,795    $ (1,124,800)   $(23,909,082)   $  1,876,657
                                 ============    ============    ============    ============    ============    ============





               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                            REGENT ENERGY CORPORATION

                          NOTES TO FINANCIAL STATEMENT

NOTE 1. LINE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

         ORGANIZATION. Regent Energy Corporation (the "Company"), was incorporated under the name NPC Holdings, Inc., in Nevada in 2000. The Company is a successor of The New Paraho Corporation, a Colorado corporation, which was a successor of the Paraho Development Corporation, which was incorporated in Colorado in 1971. The Company has one subsidiary, Vulcan Minerals and Energy, Inc. ("Vulcan"), formerly Playa Minerals and Energy, Inc., a Texas corporation incorporated on April 2, 1997, which began operations on July 7, 1997. Vulcan became a subsidiary of the Company effective March 9, 2001 when the shareholders of Vulcan approved the exchange of Vulcan shares for shares of the Company. The Company is engaged in the acquisition, marketing, exploration and development of oil and gas in the Gulf of Mexico, New Mexico, and other areas.

         CONSOLIDATION. All significant inter-company transactions have been eliminated in consolidation.

         OIL AND GAS PRODUCING ACTIVITIES. The Company follows the full-cost method of accounting for oil and gas properties. The Company has one cost center (full cost pool) since all of its oil and gas producing activities are conducted in the United States. Under the full-cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and directly related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties. Instead, proceeds from sales of oil and gas properties are credited to the full cost pool, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

         The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production (UOP) method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation unless they have been determined to be impaired (have no future value to the Company).

         Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

         (a) The present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

         (b) The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

         (c) The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

         As a result of the overall decline in oil and gas prices during 2001 and the general collapse in prices after the September 11th World Trade Center terrorist attacks, the Company wrote down (ceiling test adjustment) the carrying value of it's oil and gas properties by $2,220,029.

         Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depletion and depreciation expense for the Company's oil and gas properties amounted to $1,553,739 and $395,179 for the years ended December 31, 2001 and 2000, respectively. The Company's average UOP rate per equivalent barrel of oil and gas production was $6.84 in 2001 and $5.94 in 2000. All of the unevaluated property cost of $2,508,914 has been included in the calculation base.

         OTHER PROPERTY AND EQUIPMENT. Depreciation of property and equipment, other than oil and gas properties, is provided generally on the straight-line basis over the estimated useful lives of the assets as follows:

                  Office furniture and equipment                       5 - 10   years
                  Transportation and other equipment                        5   years
                  Leasehold improvements                                    5   years


         USE OF ESTIMATES AND CERTAIN SIGNIFICANT ESTIMATES. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term, and those revisions could be material.

         CASH AND CASH EQUIVALENTS. For purposes of the statement of cash flows, the Company considers cash equivalents to include all cash items, such as time deposits and short-term investments that mature in three months or less.

         INCOME TAXES. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

         OIL AND GAS REVENUES. The Company recognizes oil and gas revenues as production occurs. As a result, the Company accrues revenue relating to production for which the Company has not received payment.

         JOINT INTEREST BILLINGS RECEIVABLE AND OIL AND GAS REVENUE PAYABLE. Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates. The receivable is recognized when the cost is incurred and the related payable and the Company's share of the costs are recorded. As of December 31, 2001 and 2000 the entire amounts reflected on the Balance Sheet under the category "Accounts Receivable - Amounts Due From Working Interest Owners" of $1,513,703 net of allowance for doubtful accounts of $1,300,000 and $1,695,460, respectively, are amounts due from working interest owners on our New Mexico properties. The Company is actively pursuing the collection of all accounts receivable and has succeeded in recovering approximately $295,000 by way of taking assignment of interest in the fields back to Regent.

         Oil and gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and gas revenues collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and gas sales and records the related oil and gas sales receivable. As of December 31, 2001 and 2000 the majority of the amounts reflected on the Balance Sheet under the category "Royalties and Revenues Payable" of $744,662 and $196,405, respectively, are amounts due to working interest owners on our New Mexico properties.

         STOCK DIVIDEND. During March 2000, the Company authorized a .72-to-1 stock dividend for owners of record as of April 30, 2000. In November 2000, the Company authorized a 1-for-2 reverse stock split. On October 24, 2001 the Board of Directors declared a stock dividend of .51-to-1 for owners of record as of October 24, 2001 and who had previously received a stock dividend of .72 shares on April 30, 2000. These stock dividends were accounted for in the same manner as a stock split. Share and per share amounts have been adjusted to reflect the stock split and stock dividends for all periods reflected in these financial statements.

         STOCK-BASED COMPENSATION. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flow.

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

NOTE 2.    PROPERTY AND EQUIPMENT

           A summary of property and equipment at December 31, 2001 and 2000 is as follows:

                                                                      2001               2000
                                                                -----------------   ----------------
           Oil and gas properties                                    $18,389,395        $16,520,008
           Leasehold improvements                                         69,110            126,890
           Transportation and other equipment                            169,318            169,318
           Office furniture and equipment                                300,920            177,763
                                                                -----------------   ----------------
                                                                      18,928,743         16,993,979
           Less accumulated depletion, depreciation and
           amortization                                              (2,160,491)          (517,205)
           Ceiling Limitation Adjustment                             (2,220,029)                  -
                                                                -----------------   ----------------
                                                                     $14,548,223        $16,476,774

NOTE 3.    NOTES PAYABLE

         The following is a summary of notes payable at December 31, 2001 and 2000:

                                                                        2001              2000
                                                                   ---------------    -------------
           Note payable to a company with interest at 12%                $482,625       $        -
           Note payable to a company with interest at 6%                   42,000                -
           Note payable to an investor with interest at 9%                437,479                -
           Other                                                            5,308          287,521
                                                                   ---------------    -------------
                                                                         $967,412         $287,521


NOTE 4.    COMMITMENTS AND CONTINGENCIES

           LEASE COMMITMENTS. The Company leases office space and automobiles under operating leases that have remaining non-cancelable lease terms in excess of one year. The total mimimum lease commitments under these non-cancelable leases as of December 31, 2001 are as follows:

                             Years ending December 31
                      ----------------------------------------
                                       2002                                     $ 137,313
                                       2003                                       144,645
                                       2004                                        12,665
                                                                           ---------------
                                                                                $ 294,623



           Rental expense for the years ended December 31, 2001 and 2000 was approximately $118,000 and $114,000, net of sublease income of approximately $18,000 for each year. The Company subleases space in its headquarters to an engineering service provider. The sublease arrangement terminates upon termination of their services.

           FINANCING COMMITMENTS. The Company assigned the lender under the $2,500,000 note discussed in note 5 a 10% undivided interest in the Marathon Oil properties acquired in November 2000. The $2.5 million note was associated with the Marathon acquisition.

NOTE 5.    LONG-TERM DEBT

         The following is a summary of long-term debt at December 31, 2001 and 2000:

                                                            Balances at December 31,
                                                         ----------------------------
                                                             2001            2000
                                                         ------------    ------------

$6,000,000 note payable to bank generally due in         $  3,279,730    $  5,830,000
  monthly payments of $175,000 plus interest at Bank
  One's prime rate plus 5% (average monthly rate of
  8.83% for 2001) through September 2003

$1,700,000 note payable to a financial institution due      1,226,599       1,700,000
  in monthly installments of $58,893, including
  interest at 14% through October 2003

$2,500,000 note payable to a company due in monthly         2,150,000       2,500,000
  payments of $70,000 plus interest at 18%, beginning
  May 1, 2001

Various notes payable to acquire vehicles due in               34,252          47,131
  monthly installments of $372 to $497 with interest
  rates ranging from 3.9% to 6.9%; collateralized by
  vehicles

Unsecured installment note payable to a stockholder            45,417          15,228
  due in 45 monthly installments of $946, including
  interest at 9% with a final maturity date of April
  1, 2002

$175,000 note payable to an individual due in full            175,000            --
  upon maturity at June 8, 2003.  Interest accrues and
  is paid quarterly at a rate of 10%

                                                         ------------    ------------
Total                                                       6,910,998      10,092,359

Less current portion                                       (6,679,126)     (6,855,145)
                                                         ------------    ------------

                                                         $    231,872    $  3,237,214
                                                         ============    ============

         The $6,000,000 note payable to a bank is collateralized by oil and gas properties with a borrowing base of $6,000,000 on the date the loan was funded. The borrowing base is reduced by $175,000 each month and is generally subject to redetermination semi-annually. There is no borrowing base available at this time. If at any time the outstanding balance of the note exceeds the borrowing base, the Company must either pay down the note to the amount of the borrowing base and/or provide additional collateral. In addition to interest on the note, the Company pays a facility fee on a quarterly basis equal to 1/2% of the unused commitment under the agreement, which as of December 31, 2001 was zero. The note agreement includes various covenants, the most significant of which are to maintain a ratio of current assets to current liabilities, excluding current maturities of long-term debt, of not less than 1.0 to 1.0 and to maintain a debt coverage ratio, as defined, of not less than 1.0 to 1.0. The Company was in violation of these ratios at December 31, 2001. This violation gives the bank the right to accelerate the full amount due under the note. Therefore, all amounts due this bank are included in current liabilities. During the second, third, and fourth quarters the Company made significant payments on the note to Bank One. Per the loan agreement the sum of $1,557,000 in principle was scheduled to be paid in these three quarters. The Company exceeded this and paid $1,845,000 instead. However, the bank applied the excess payments against the back end of the loan instead of against the current payment schedule. This left a balance owed of $688,000 at December 31, 2001. The remainder is still outstanding. The Company assigned revenues from the properties to the bank in lieu of making installment payments in August 2001, and has hired American Energy Advisors to sell the property interests collateralizing the loan. The interest rate has been increased to prime plus 5.0%. The effective interest rate charged during 2001 was 8.83%. The Company is current on the interest payments.

         The $1,700,000 note to a financial institution is subordinate to the $6,000,000 bank note and is collateralized by an assignment of proceeds from the sale of oil and gas from certain oil and gas properties. The note agreement includes various covenants, the most significant of which require the Company to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0 and a debt coverage ratio where EBITDA to interest will not be less than
1.1 to 1.0. The Company was in violation of these ratios at December 31, 2001. The Company did not receive a waiver of such violations but is current on this obligation.

         The $2.5 million demand note to a company was renegotiated in March 2001 to provide for interest only payments through April 30, 2001 computed based on a rate of 18% for January 2001, and 12% from February 1, 2001 through April 30, 2001. Under the terms of the note the interest rate reverted to 18% as of May 1, 2001 and, as provided under the terms of the note, the Company is repaying the note in 35 monthly installments of $70,000 plus interest with a final installment of the remaining balance due in the 36th month. The Company was unable to make three of the scheduled payments on this note during 2001, leaving a balance due at year end of $210,000 in principal and $78,943 in interest. This note is subordinate to the $6,000,000 note to the bank, is partially collateralized by oil and gas properties, and is guaranteed by the Company's president. Under the terms of the agreement, the lender is entitled to an assignment of 10% of the Company's net cash flows/property, after deduction for debt and interest payments on related debt, of any oil and gas properties the Company may acquire from January 4, 2000 through December 31, 2002 from certain companies. As of December 31, 2001, one property has been acquired to which the 10% provision applies. Payments under this provision were minor in 2001.

         Scheduled maturities of long-term debt are as follows:

                      Years ending December 31,
                      -------------------------
                           2002                                                    3,673,483
                           2003                                                    2,870,815
                           2004                                                      349,719
                           2005                                                       16,951
                                                                                ---------------
                                                                                  $6,910,968

NOTE 6.  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

         The standardized measure of discounted future net cash flows at December 31, 2001 and 2000 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                                     DECEMBER 31,
                                                           ------------------------------
                                                               2001             2000
                                                           -------------    -------------
Future cash inflows                                        $  95,141,883    $ 157,605,000
Future production costs and development costs                (60,705,934)     (55,753,900)
Future income tax expense                                     (7,950,161)     (30,963,000)
                                                           -------------    -------------
Future net cash flows                                         26,485,788       70,888,100
10% annual discount for estimated timing of cash flows       (16,477,579)     (27,707,100)
                                                           -------------    -------------

Standardized measure of discounted future net cash flows   $  10,008,209    $  43,181,000
                                                           =============    =============

         Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:


                                                                 DECEMBER 31,
                                                         ----------------------------
                                                             2001             2000
                                                         ------------    ------------
Beginning of year                                        $ 43,181,000    $ 14,773,372
Sales of oil and gas produced, net of production costs
                                                           (2,321,258)       (730,000)
Change in estimated production and development costs        2,914,277        (721,000)
Purchases of minerals in place                              5,381,781      26,182,000
Effect of changes in prices                               (28,969,633)      5,765,000
Accretion of discount                                       4,318,100       1,477,337
Net change in income taxes                                  8,695,871      (1,853,000)
Other                                                     (23,191,929)     (1,712,709)
                                                         ------------    ------------

End of year                                              $ 10,008,209    $ 43,181,000
                                                         ============    ============

NOTE 7.    STOCK OPTIONS

         The Company's stock option plan (the "Plan") provides for both incentive stock options and non-qualified stock options. The Plan was adopted on July 15, 1997 and both the incentive stock options and non-qualified stock options will expire on December 15, 2007. The maximum number of shares underlying the options granted under the Plan is 154,533. The Company has issued stock options in excess of the maximum allowed by the Plan. The Company plans to present to its shareholders an amendment increasing the number of shares reserved under the Plan. The following is a summary of option activity during 2001 and 2000.

                                                          December 31, 2001               December31, 2000
                                                     ----------------------------    ----------------------------
                                                                      Weighted                        Weighted
                                                                      Average                          Average
                                                       Number         Exercise         Number         Exercise
                                                     Of Shares         Price          Of Shares         Price
                                                     -----------    -------------    ------------    ------------
       Outstanding, beginning of year                   760,265        $ 1.43            115,899       $ 2.30
            Canceled or expired                        (58,867)        $ 2.10           (23,179)       $ 2.30
            Granted - new                                98,150        $ 0.95            667,545       $ 1.30
            Granted - dividend                          357,714                -               -               -
            Granted - merger effect                   2,100,222                -               -               -
            Exercised                                         -                -               -               -
                                                     -----------    -------------    ------------    ------------

       Outstanding, end of year                       3,257,484        $ 0.31            760,265       $ 1.43
                                                      =========        ======            =======       ======
       Exercisable, end of year                       2,127,303        $ 0.35            132,720       $ 1.30
                                                      =========        ======            =======       ======


         If not previously exercised, options outstanding at December 31, 2001 will expire as follows:


                                                                                  Weighted
                                                                                   Average
                                                                 Number           Exercise
                                                               Of Shares            Price
                                                              -------------    ----------------
              December 31, 2002                                    597,814         $ 0.89
              December 31, 2005                                  2,561,520         $ 0.17
              December 31, 2011                                     98,150         $ 0.95
                                                              -------------    ----------------
                                           Total                 3,257,484         $ 0.31
                                                              =============    ================

         Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal years 2001 and 2000.


                                                          2001                                           2000
                                        ------------------------------------------    -------------------------------------------
                                                        Weighted       Weighted                       Weighted        Weighted
                                          Number        Average         Average        Number         Average         Average
                                            Of          Exercise         Fair            Of           Exercise          Fair
                                          Shares         Price           Value         Shares          Price           Value
                                        -----------    -----------    ------------    ----------    -------------   -------------
Exercise equal to or greater
    Than market price                            -              -               -        32,680     $    2.33       $       .60

Exercise price less than
    Market price                          98,150         $ 0.95         $ 0.95          594,865     $      .79      $      2.45


         PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - As discussed in note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees with the exercise prices at or above the market price of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2001 and 2000 net loss would have been changed to the proforma amounts indicated below:

                                                         2001                  2000
                                                  -------------------    ------------------

                  Net loss:
                       As reported                $  (14,339,556)             $(6,392,630)
                       Pro forma                  $  (14,437,706)             $(6,523,376)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III


ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth as of December 31, 2001 the names and ages of the directors and executive officers of the Company, the principle offices and positions held with the Company by each person, the committees that each person serves on, and the date each person became a director or executive officer of the Company. The directors and executive officers serve until their successor is elected or appointed or until their earlier death, resignation or removal by the Board of Directors.


           NAME                  AGE               POSITION                    COMMITTEES             SERVED AS DIRECTOR OR
                                                                                                          OFFICER SINCE
----------------------------    -------   ---------------------------- ---------------------------- --------------------------
Michael V. Ronca                  48      Chairman of the Board                                           March 9, 2001
John N. Ehrman                    44      President, Chief Executive                                      March 9, 2001
                                          Officer, and Director
Paul Bornstein                    45      Director                      Compensation, Chairman            March 9, 2001
Murray Goldberg                   76      Director                      Audit                             March 9, 2001
Andrew Levy                       54      Director                                                        March 9, 2001
Kent Lovelace                     64      Director                      Compensation                      March 9, 2001
Brett Fialkoff                    35      Director                      Audit, Chairman                  October 24, 2001
Michael A. Pugh                   49      Vice President and Chief                                        March 9, 2001
                                          Financial Officer
Daniel H. Silverman               38      Vice President                                                  March 9, 2001

MICHAEL V. RONCA Chairman of the Board since March 9, 2001. Mr. Ronca joined Vulcan Minerals & Energy, Inc. in September 2000. From February 2000 until September 2000, Mr. Ronca was an independent consultant in the oil and gas industry. From 1998 until February 2000 Mr. Ronca served as Chief Operating Officer of Range Resources Corporation. From 1992 to 1998, Mr. Ronca served as President and Chief Executive Officer Domain Energy Corporation, until it was acquired by Lomak Petroleum in 1998 to form Range Resources Corporation. From 1992 to 1996 Domain Energy Corporation was a part of Tenneco, Inc., and known as Tenneco Ventures. In 1996 Mr. Ronca led a management group that bought Tenneco Ventures from Tenneco, Inc., and formed Domain Energy Corporation. From 1984 to 1992 Mr. Ronca served in various positions in Tenneco, Inc.

JOHN N. EHRMAN President and Chief Executive Officer and a Director since March 9, 2001. In April 1997 Mr Ehrman founded Vulcan Mineral & Energy, Inc. (an oil and gas production company formerly known as Playa Minerals & Energy, Inc.). From 1992 to Mach 1997 served as President and Co-Founder of Midcon Offshore, Inc., a privately held corporation.

MICHAEL PUGH   Vice President and Chief Financial Officer since March 9, 2001.
From 1982 to 2001 Mr. Pugh served in various positions with Santa Fe Energy Resourcse, Inc. From 1991 until March 1996 served as Vice President Finance of Santa Fe Energy Resources Inc. Southeast Asia Companies. Upon repatriation to the United States in 1993 Mr. Pugh served as Treasurer for International Operations, Manager of the Risk Management Department and Administrative Manager for International Functions.

DANIEL H. SILVERMAN   Vice President-Acquistions since March 9, 2001. Mr.
Silverman joined Vulcan Minerals & Energy, Inc. in October 2000. From August 1999 until October 2000 Mr. Silverman served as Vice President -Business Development and Chief Operating Officer of Petrochemicals Corporation. From 1995 until August 1999 Mr. Silverman served as Managing Director of Acquisitions and Divestitures with Torch Energy Advisors. From 1993 until 1995 Mr. Silverman served as Manager of Acquisitions and Divestitures with Apache Corporation.

PAUL A. BORNSTEIN   Director since March 9, 2001. From 1998 to present Mr.
Bornstein has been an independent financial consultant. From 1996 until 1998 Mr. Bornstein served as an Equity Analyst with Merrill Lynch Asset Management. From 1994 until 1996 Mr. Bornstein served as an Equity Analyst with Fleet Investment Advisors.

MURRAY GOLDBERG   Director since March 9, 2001. Mr. Goldberg is a Member of
Berkman, Henoch, Peterson & Peddy, P.C. Also, Mr. Goldberg is a Director of Washington National Life Insurance Company of New York

ANDREW A. LEVY   Director since March 9, 2001. From June 1983 to present Mr.
Levy has served as President of Redstone Capital Corporation

KENT LOVELACE   Director since March 2001. Since 1975 President and Chief
Executive Officer Equitrust. Serves as a director on the boards of several privately held companies.

BRETT FIALKOFF   Director since October 24, 2001. Since 1997 Mr. Fialkoff has been a member of Performance Capital, LLC, Performance Management, LLC and Performance Holding Corp. From February 1993 to 1996 Mr. Fialkoff was an analyst for the aforementioned partnerships. Also, Mr. Fialkoff is a Director of Sentigen Holdings and a General Partner of Great Northern Partner, LP.

         On March 1, 2002 Messrs. Michael V. Ronca and Brett Fialkoff resigned as directors of the Company. On March 4, 2002 Mr. Murray Goldberg resigned as a director of the Company. On March 1, 2002 Mr. Phillip P. Gennarelli was appointed to the Board as Chairman, filling the seat vacated by Mr. Ronca. Mr. Gennarelli is a managing partner of Millenium Ventures, a company that provides turnkey solutions to the electric power generation industry. Mr. Gennarelli is a former vice president of Unocal and BP/Amoco, sits on the Board of Midwest Energy Holdings, Inc., and is an advisor to Taylor DeJohngh, Inc., a leading project finance company.

         Following the resignations of Messrs. Ronca, Fialkoff, and Goldberg, and the appointment of Mr. Gennarelli, the Company has five directors.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following table summarizes certain information regarding compensation paid or accrued by the Company during each of the last three fiscal years to the Chief Executive Officer, Chairman of the Board, and each of the Company's other executive officers.

                                                    SUMMARY COMPENSATION TABLE


                                                                                                       LONG TERM COMPENSATION
                                                          ANNUAL COMPENSATION                     ---------------------------------
                                           ---------------------------------------------------   RESTRICTED         SECURITIES
                                                                                ALL OTHER            STOCK           UNDERLYING
                                              SALARY           BONUS          COMPENSATION          AWARDS          OPTIONS/SARS
                               YEAR            $                $                  $                  $                 #
                              --------    -------------    ------------    ------------------    ------------    -----------------
John N. Ehrman (1)            2001           200,000          212,948            260,234               -                 -
  President and Chief         2000           354,630          110,250            397,175               -              146,319
  Executive Officer           1999           185,185             -               162,804               -                 -

Michael V. Ronca              2001           200,000           23,948               -                  -                 -
  Chairman of the             2000            66,667             -                  -                  -              175,000
  Board                       1999              -                -                  -                  -                 -

Michael A. Pugh               2001           115,680             -                  -                  -               75,500
  Vice President -            2000              -                -                  -                  -                 -
  Finance, Chief              1999              -                -                  -                  -                 -
  Financial Officer

Daniel H. Silverman,          2001           150,000             -                  -                  -                 -
  Vice President -            2000            32,350             -                  -                  -                 -
  Acqusitions                 1999              -                -                  -                  -                 -

(1) Mr. Ehrman reduced his base salary in 2001 from 2000 by $154,630. Bonus paid in 2001 and 2000 was part of a $493,000 bonus earned on performance achievements in 1999. The total bonus earned in 1999 was $986,000, however Mr. Ehrman forgave half or $493,000, and agreed to take the remainder over a three year period without interest. In 2001 $212,948 was paid to Mr. Ehrman pursuant to the payment schedule. During 2001 Mr. Ehrman received $260,234 in additional compensation, however this has been partially repaid during 2002. Mr. Ehrman has personally guaranteed $3,600,000 in corporate debt as well as co-signed on several leases for field vehicles and office equipment. Mr. Ehrman is currently working without any compensation and has been doing so since January 1, 2002.

         In connection with the financing of various corporate obligations Mr. Ehrman has transferred 1,400,000 of his personal shares of the Company to creditors either outright or as collateral for the loans. As of May 13, 2002 the entire 1.4 million shares have not been reimbursed to Mr. Ehrman.

(2) Mr. Ronca received $200,000 in salary and $23,948 in bonus in 2001. He resigned his position on March 1, 2002 and is not currently receiving any compensation.

(3) Mr. Pugh joined the Company in March 2001 and received $115,680 of his annual salary of $140,000 during 2001.

(4) Mr. Silverman received $150,000 in salary in 2001. He left the Company in early 2002 and no longer receiving compensation.

STOCK OPTION GRANTS DURING 2001

           The following table provides information relating to the Company's grants of options during 2001 to the executive officers named in the Summary Compensation Table above.

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                                ------------------------------------------
                                    NUMBER OF              PERCENT OF
                                    SECURITIES               TOTAL
                                    UNDERLYING            OPTIONS/SARS
                                   OPTIONS/SARS            GRANTED TO             EXERCISE OR
                                     GRANTED              EMPLOYEES IN            BASE PRICE             EXPIRATION
                                        #                 FISCAL YEAR              ($ / SH)                 DATE
                                -------------------    -------------------     ------------------     ------------------
John N. Ehrman                          -                      -                       -                      -
Michael V. Ronca                        -                      -                       -                      -
Michael A. Pugh                       75,500                 23.08                    .95                  12/7/11
Daniel A. Silverman                     -                      -                       -                      -


AGGREGATED OPTION /SAR EXERCISES DURING 2001 AND OPTION/SAR VALUES AT DECEMBER 31, 2001

           The following table provides information with respect to unexercised options to purchase the Company's common stock held by the named executive officers at December 31, 2001. No options were exercised during fiscal 2001.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                               SHARES                             UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS / SARS
                              ACQUIRED                               OPTIONS / SARS AT                  AT DECEMBER 31, 2001
                                  ON            VALUE                DECEMBER 31, 2001                          ($)
                              EXERCISE        REALIZED        --------------------------------    ---------------------------------
                                  (#)             ($)         EXERCISABLE      UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
                              ------------    ------------    ------------    ----------------    -------------    ----------------
John N. Ehrman                     -               -            618,233           319,265             666,755          515,168
Michael V. Ronca                   -               -            788,258              -              1,490,190              -
Michael A. Pugh                    -               -               -               75,500              -                71,725
Daniel A. Silverman                -               -               -                 -                 -

(1) The closing price of common stock on December 31, 2001 was $1.90.


COMPENSATION OF DIRECTORS

           Directors who are employees or otherwise receive compensation from us do not receive additional compensation for service as directors. Outside directors were not paid any direct compensation during 2001. On April 16, 2002 the Directors approved a one time grant of 150,000 shares per director upon an S-8 filing.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of January 1, 2001, by each of the Company's directors and officers and by all directors and officers as a group. The table also lists each person or entity that is known to the Company to own beneficially more than 5% of the outstanding common stock, with the address of each such person or entity. Unless otherwise noted, each of the named persons or entities has sole voting and investment power with respect to the shares shown.


                      SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS

NAME OF DIRECTOR, EXECUTIVE OFFICER,  NUMBER OF SHARES OF      PERCENT OF
GROUP, OR ENTITY                         COMMON STOCK             CLASS
                                       ------------------   ------------------
John N  Ehrman                          4,813,112(1)             13.61%
Michael Ronca                             264,250(2)              0.75%
Paul Bornstein                            154,328(3)              0.43%
Murray Goldberg                            37,227(4)              0.11%
Andrew Levy                               575,020(5)              1.63%
Kent Lovelace                             725,568(6)              2.05%
                                      ------------               -----
All Officers and Directors as a group   6,569,505                18.58%

Harry S. Newton
     230 Mathers Road
     Ambler, PA 19002                   1,982,672                 5.61%

(1) Includes 4,605,860 shares owned indirectly by Mr. Ehrman as beneficiary of the Ehrman Family Trust and 207,252 shares underlying presently exercisable options.

(2)      Includes 264,250 shares underlying presently exercisable options.

(3)      Includes 154,328 shares owned directly by Mr. Bornstein.

(4)      Includes 37,227 shares underlying presently exercisable options.

(5)      Includes 575,020 shares owned directly by Mr. Levy.

(6) Includes 280,845 shares owned directly or indirectly, 18,613 shares underlying presently exercisable options, and 426,110 shares underlying presently exercisable warrants.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTIES

           During February 1999, the Company acquired furniture located in its previously leased premises from a related corporation. The furniture was purchased on an 84-month installment note, bearing interest at 12% per annum. The purchase price was $75,703.

           As of December 31, 2001 and 2000, $82,015 and $29,150, respectively, was due from an officer. As of December 31, 2001 and 2000, the Company had a liability to an officer of $45,417 and $15,228, respectively.

           During 2001 and 2000 the Company paid commissions and consulting fees to two members of the board of directors in connection with the sale of common stock by the Company. The amounts paid and or accrued totaled $172,980 for the year ended December 31, 2001 and $129,930 for the year ended December 31, 2000. In addition, during 2001 the Company paid $61,000 for consulting services to a company in which one member of the board of directors is a principle.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit
No.                                                        INDEX OF REPORTS
------------    --------------------------------------------------------------------------------------------------------
2.1             Agreement and Plan of Reorganization, dated as of March 14, 2001, between NPC Holdings, Inc. and
                Vulcan Minerals and Energy, Inc. Incorporated by reference to Exhibit 2 of the Form 8-K of Regent
                Energy Corporation (f/k/a NPC Holdings, Inc.).

3.1             Articles of Incorporation. Incorporated by reference to Exhibit
                3.1-a to Regent Energy Corporation's Quarterly Report on Form
                10-QSB for the Quarter ended March 31, 2001.

3.2             Articles of Merger and Plan of Merger, between The New Paraho Corporation and NPC Holdings, Inc.
                Incorporated by reference to Exhibit 3.1-b to Regent Energy Corporation's Quarterly Report on Form
                10-QSB for the Quarter ended March 31, 2001.

3.3             Articles of Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3. (I)
                of the Form 8-K filed on March 9, 2001.

3.4             By-laws, as incorporated by reference to Exhibit 3.3 to Regent Energy Corporation's Quarterly Report
                on Form 10-QSB for the Quarter ended March 31, 2001.

4.1             Registration Rights Agreement of the Company dated February 26, 2001. Incorporated by reference to
                Exhibit 4 to Regent Energy Corporation's Quarterly Report on Form 10-QSB for the Quarter ended March
                31, 2001.

10.1            Credit Agreement dated November 14, 2000 between Vulcan Minerals & Energy, Inc. (formerly Playa
                Minerals & Energy, Inc.) ("Vulcan") and Bank One, Texas, National Association. Incorporated by
                reference to 10.1 to Regent Energy Corporation's Quarterly Report on Form 10-QSB for the quarter ended
                March 31, 2001.

10.2            Form of Promissory Note of Vulcan dated November 14, 2000, payable to Bank One, Texas, National
                Association in the principal amount of $25,000,000. Incorporated by reference to 10.2 to Regent
                Energy Corporation's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

10.3            Promissory Note of Vulcan dated April 4, 2000, payable to Parawon Corporation in the original principal amount of $2,500,000. Incorporated by reference to 10.3 to Regent Energy Corporation's
                Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

10.4            Subordination Agreement of Parawon Corporation dated November 14, 2000. Incorporated by reference to
                10.4 to Regent Energy Corporation's Quarterly Report on Form 10-QSB for the quarter ended March 31,
                2001.

10.5            Subordination Agreement by and among Parawon Corporation, Vulcan, and Bank One, Texas, National
                Association dated November 14, 2000. Incorporated by reference to 10.5 to Regent Energy Corporation's
                Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

10.6+           Amended Employment Agreement between Vulcan and John N. Ehrman, dated as of June 1, 2000.
                Incorporated by reference to Exhibit 10.6 to Regent Energy Corporation's Quarterly Report on Form
                10-QSB for the Quarter ended March 31, 2001.

10.7+           Employment Agreement with Michael Ronca dated September 1, 2000.


10.8+           Form of Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.7 to Regent
                Energy Corporation's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2001.

10.9            Letter of Intent dated November 5, 2001 with BD&D Operating Company. Incorporated by reference to
                Exhibit 10.1 to Regent Energy Corporation's Quarterly Report on Form 10-QSB for the quarter ended
                September 30, 2001.

10.10           Stock Loan dated November 27, 2001 with Energy Investors, LLC. Incorporated by reference to Exhibit
                10.2 to Regent Energy Corporation's Quarterly Report on Form 10-QSB for the quarter ended September
                30, 2001.

10.11           Promissory Note dated February 11, 2002 with Energy Investors, LLC.

10.12           Purchase and Sale Agreement dated February 8, 2002 with BC&D Operating Company.

------------------------------------------------------------------------------------------------------------------------

+ Compensation plan, benefit plan or employment contract or arrangement.



REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K/A for the period October 1, 2001 through March 31, 2002. Item 7 - Independent Auditors Report for the year ended December 31, 1999 was filed on March 12, 2002. There were no revisions to the previously reported Financial Statements.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS QUARTERLY REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     REGENT ENERGY CORPORATION
                                     (Registrant)



Date:        5/17/02              By: /s/ MICHAEL A. PUGH
      ---------------------          ---------------------------------------
                                  Michael A. Pugh,  Vice President and Chief
                                  Financial Officer
                                  (Principal Financial and Accounting Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGHED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:        5/17/02                       By: /s/ JOHN  N. EHRMAN
      ---------------------                   --------------------------------------------------
                                           John  N. Ehrman, President and Chief Executive
                                           Officer


Date:        5/17/02                       By: /s/ PHILLIP P. GENNARELLI
      ---------------------                   --------------------------------------------------
                                           Phillip P. Gennarelli, Chairman of the Board and
                                           Director


Date:        5/17/02                       By: /s/ MICHAEL A. PUGH
      ---------------------                   --------------------------------------------------
                                           Michael A. Pugh, Vice President and Chief Financial
                                           Officer


Date:        5/17/02                       By: /s/ PAUL BORNSTEIN
      ---------------------                   --------------------------------------------------
                                           Paul Bornstein, Director


Date:        5/17/02                       By: /s/ ANDREW LEVY
      ---------------------                   --------------------------------------------------
                                           Andrew Levy, Director


Date:        5/17/02                       By: /s/ KENT LOVELACE
      ---------------------                   --------------------------------------------------
                                           Kent Lovelace, Director